Form 10-Q
period 1999-09-30
MEDSCAPE INC
filed 1999-11-15
CIK 1014845

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                                 ---------------

                         Commission file number 000-26883

                                 MEDSCAPE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                    7375
(STATE OR OTHER JURISDICTION    (PRIMARY STANDARD            13-3879679
      OF INCORPORATION           CLASSIFICATION      (I.R.S. EMPLOYER INDUSTRIAL
      OR ORGANIZATION)            CODE NUMBER)           IDENTIFICATION NO.)

                                 ---------------
                              134 WEST 29TH STREET
                          NEW YORK, NEW YORK 10001-5399
                                 (212) 760-3100
                                 ---------------
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                                 ---------------
                                 PAUL T. SHEILS
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                 MEDSCAPE, INC.
                              134 WEST 29TH STREET
                          NEW YORK, NEW YORK 10001-5399
                                 (212) 760-3100
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                    INCLUDING AREA CODE OF AGENT FOR SERVICE)
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|


    As of October 31, 1999, there were 44,843,533 shares of the Registrant's common stock outstanding.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed  Consolidated  Balance  Sheets - September 30, 1999
            and December 31, 1998                                              3

            Condensed  Consolidated  Statements  of  Operations  -  three
            months and nine months ended September 30, 1999 and 1998           4

            Condensed Consolidated Statements of Cash Flows - nine months
            ended September 30, 1999 and 1998                                  5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's  Discussion and Analysis of Financial  Condition
            and Results of Operations                                          9

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        14

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 15
Item 2.     Changes in Securities and Use of Proceeds                         15
Item 3.     Defaults Upon Senior Securities                                   15
Item 4.     Submission of Matters to a Vote of Security Holders               15
Item 5.     Other Information                                                 16
Item 6.     Exhibits and Reports on Form 8-K                                  16

            SIGNATURES                                                        17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                 MEDSCAPE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1999          1998
                                                     (UNAUDITED)   (AS RESTATED)
ASSETS
Current Assets:
  Cash and cash equivalents............................  $ 60,878       $ 1,595
  Accounts receivable..................................     4,588         1,350
  Prepaid expenses and other assets....................    12,256            93
                                                         --------       -------
          Total current assets.........................    77,722         3,038
Fixed Assets - net.....................................     5,536           380
Intangible Assets - net................................    10,909            46
Goodwill - net.........................................     2,300         2,410
Investment in Softwatch................................     3,154            --
                                                         --------       -------
          Total assets.................................  $ 99,621       $ 5,874
                                                         ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
  Accounts payable and accrued liabilities.............  $  8,286       $   870
  Deferred revenue.....................................     2,790           800
                                                         --------       -------
          Total current liabilities....................    11,076         1,670
                                                         --------       -------
Stockholders' Equity:
  Common  stock,  par value  $.01;  100,000,000  shares
   authorized,  44,843,533  issued and  outstanding  at       448            --
   September 30, 1999..................................
  Common stock, Class A -- par  value  $.01; 15,000,000
   shares authorized and 1,079,000 issued and
   outstanding at December 31, 1998....................        --            11
  Common  stock,  Class B -- par value $.01; 15,000,000
     shares authorized and 5,792,318 issued and
     outstanding at December 31, 1998..................        --            58
  Preferred   stock,   Series  A --  par  value   $.01;
   1,000,000  shares   authorized  and  788,200  shares
   issued and outstanding at December 31, 1998..........       --             8
  Preferred   stock,   Series  C --  par  value   $.01;
   4,000,000  shares  authorized  and 2,410,760  issued
   and outstanding at December 31, 1998................        --            24
  Warrants.............................................     5,145            --
  Additional paid-in-capital...........................   266,180        14,158
  Treasury stock.......................................        (3)           (3)
  Notes receivable.....................................      (628)         (628)
  Deferred Stock Compensation..........................    (7,073)         (715)
  Contribution of Services.............................  (153,361)           --
  Accumulated deficit..................................   (22,163)       (8,709)
                                                         --------       -------
          Total stockholders' equity...................    88,545         4,204
                                                         --------       -------
          Total liabilities and stockholders' equity.    $ 99,621       $ 5,874
                                                         ========       =======

           See notes to condensed consolidated financial statements.

                                 MEDSCAPE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 -----------------------------   -----------------------------
                                                 SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                     1999            1998            1999            1998

Revenues.......................................  $     2,209     $       479     $     7,138     $     1,556
                                                 -----------     -----------     -----------     -----------
Operating expenses:
  Editorial, production, content and technology        3,229             528           7,067           1,381
  Sales and marketing..........................        4,527             613           8,004           1,424
  General and administrative...................        2,286             431           4,273           1,224
  Deferred stock compensation..................          537              --           1,317              --
  Depreciation and amortization................          193              50             418             146
                                                 -----------     -----------     -----------     -----------
          Total operating expenses.............       10,772           1,622          21,079           4,175
                                                 -----------     -----------     -----------     -----------
Loss from operations...........................       (8,563)         (1,143)        (13,941)         (2,619)
  Interest income..............................          191              72             487             221
                                                 -----------     -----------     -----------     -----------
Net loss.......................................  $    (8,372)    $    (1,071)    $   (13,454)    $    (2,398)
                                                 ===========     ===========     ===========     ===========

Basic net loss per share.......................  $     (0.43)    $     (0.35)    $     (1.19)    $     (0.83)
Weighted  average  number  of  shares of common
  stock outstanding............................   19,256,621       3,029,567      11,287,450       2,900,228

           See notes to condensed consolidated financial statements.

                                 MEDSCAPE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED
                                                                        ----------------------------
                                                                        SEPTEMBER 30,  SEPTEMBER 30,
                                                                            1999           1998
OPERATING ACTIVITIES
  Net loss .........................................................      $(13,454)      $ (2,398)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Deferred stock compensation expense ...........................         1,317             --
     Amortization of license fees ..................................           184             --
     Non-cash advertising and promotion expense ....................           375             --
     Depreciation and amortization .................................           418            146
  Changes in assets and liabilities:
     (Increase) decrease in accounts receivable ....................        (3,238)           481
     (Increase)  decrease in prepaid  expenses and other assets ....        (3,342)           (50)
     Increase (decrease) in accounts payable and accrued liabilities         7,415           (211)
     Increase (decrease) in deferred revenue .......................         1,991           (463)
                                                                          --------       --------
          Net cash used in operating activities ....................        (8,334)        (2,495)
                                                                          --------       --------
INVESTING ACTIVITIES
  Investment in Softwatch ..........................................        (3,154)            --
  Purchases of fixed assets ........................................        (5,462)          (202)
  Acquisition of intangible assets .................................           (50)            --
                                                                          --------       --------
          Net cash used in investing activities ....................        (8,666)          (202)
                                                                          --------       --------
 FINANCING ACTIVITIES
  Proceeds from issuance of common stock ...........................        53,908             --
  Receivable from underwriter ......................................        (6,696)            --
  Proceeds from issuance of preferred stock ........................        28,870          4,000
  Proceeds from exercise of stock options ..........................           201              9
  Payment of loan ..................................................            --           (359)
  Purchase of treasury stock .......................................            --             (3)
                                                                          --------       --------
          Cash provided by financing activities ....................        76,283          3,647
                                                                          --------       --------
Increase in cash and cash equivalents ..............................        59,283            950
Cash and cash equivalents, beginning of period .....................         1,595          3,628
                                                                          --------       --------
Cash and cash equivalents, end of period ...........................      $ 60,878       $  4,578
                                                                          ========       ========

           See notes to condensed consolidated financial statements.

                                 MEDSCAPE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

1. ORGANIZATION AND NATURE OF BUSINESS

Medscape, Inc. ("Medscape") was formed and incorporated under the laws of the State of New York in March 1996, and commenced operations in April 1996. Medscape was reincorporated in Delaware in December 1998. Medscape operates Medscape.com, a healthcare Web site for physicians, allied healthcare professionals such as pharmacists and nurses, and consumers and CBS.Healthwatch.com, a separate Web site to enhance and personalize the consumer experience. The Medscape Web sites are a valuable resource that enables members to make better informed healthcare decisions. Medscape provides comprehensive, authoritative and timely medical information, including original proprietary articles written by renowned medical experts. Medscape sells advertising and sponsorship, market research and other services to pharmaceutical, medical device and other healthcare companies. Medscape also sells products, such as medical books, to physicians, allied healthcare professionals and consumers.

Effective October 27, 1998, Medscape consummated an acquisition in accordance with a purchase agreement with Healthcare Communications Group, LLC, ("HCG") a Maryland corporation. HCG is a medical communications/education company that develops, produces and distributes unique live, print, digital and Internet-based programs for healthcare professionals funded by pharmaceutical companies. The agreement provided for the purchase of the membership interests of HCG.

2. BASIS OF PRESENTATION

Medscape has prepared the condensed consolidated financial statements of which these notes are part, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations; however, in the opinion of Medscape's management, the Condensed Consolidated Financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for the nine months ended September 30, 1999.

These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Registration Statement filed with the Commission on Form S-1 on September 27, 1999.

Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share has not been presented since the impact for options and warrants would have been anti-dilutive.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. STOCKHOLDERS' EQUITY

On May 17, 1999, Medscape effected a 2.5-for-one stock split for each outstanding share of each class of common shares. In connection with the stock split, the number of authorized shares of Class A Common Stock was increased to an aggregate of 1,079,000 shares, the number of authorized shares of Class B Common Stock was increased to an aggregate of 6,701,363 shares and the preferred stock became convertible into 2.5 times as many shares of the Class A Common Stock and each outstanding warrant and option became exercisable into 2.5 times as many shares of the Class B Common Stock. The 2.5-for-one stock split described above has been applied retrospectively for all periods presented.

On September 27, 1999, Medscape completed an initial public offering that ultimately, after inclusion of the exercise on September 30, 1999 of the 900,000 share underwriter's over-allotment, resulted in the issuance of 7,650,000 shares of common stock.

Net proceeds received, after deducting offering costs, totaled approximately $54.4 million, including approximately $6.7 million received on October 5, 1999 from the exercise of the over-allotment. Simultaneous with the offering, each outstanding share of Class B Common Stock was converted into Class A Common
Stock on a one-for-one basis and Class A Common Stock was concurrently redesignated as common stock. Additionally, each outstanding share of Series A, Series C-1, and Series D Preferred Stock was converted into 2.5 shares of common stock, Series C Preferred Stock was converted into 2.68 shares of common stock, and Series E Preferred Stock was converted into 3.125 shares of common stock. The conversions of preferred stock resulted in the issuance of 13,908,685 shares of common stock. An increase in the number of authorized shares of common stock to 100,000,000 was also effected simultaneous with this offering and a new class of 5,000,000 shares of undesignated preferred stock was also authorized.

4. INCOME TAXES

No provision for income taxes has been made because Medscape has sustained cumulative losses since the commencement of its operations.

At September 30, 1999, Medscape had net operating loss carryforwards ("NOLs") of approximately $28,872,000 which will be available to reduce future taxable income. The NOLs are scheduled to expire in the following years:

                         2011.    $   663,000
                         2012.      3,306,000
                         2018.      3,583,000
                         2019.     21,320,000

In accordance with SFAS No. 109, Medscape has computed the components of deferred income taxes as follows:

                                        DECEMBER 31,  SEPTEMBER 30,
                                            1998          1999
             Deferred tax assets...     $ 3,419,911   $13,276,000
             Less valuation allowance    (3,419,911)  (13,276,000)
                                        -----------   -----------
             Net deferred tax assets    $        --   $        --
                                        ===========   ===========

Medscape's deferred tax assets are primarily generated by net operating losses. At December 31, 1998 and September 30, 1999, a valuation allowance is provided as the realization of the deferred tax benefits is not likely due to the lack of an earnings history.

5. SIGNIFICANT TRANSACTIONS

TRANSACTIONS WITH CBS CORPORATION

On July 7, 1999, Medscape entered into a Common Stock Purchase agreement, and on August 3, 1999, in related transactions, we entered into an Advertising and Promotional Agreement, and a Trademark and Content Agreement with CBS Corporation (CBS). Under the Stock Purchase Agreement, Medscape sold 7,397,208 shares of Class A Common Stock and 6,541,160 shares of Class B Common Stock to CBS for an aggregate purchase price of $157,000,000, of which $139,384 was paid in cash, $149,860,616 is to be paid through the advertising services to be provided by CBS in accordance with the Advertising and Promotion Agreement, and $7,000,000 is to be paid through the grant of rights under the Trademark and Content Agreement. Subsequent to the execution of the agreement, the Class B Common Stock was converted on a one-for-one basis into Class A Common Stock that was concurrently redesignated as common stock (Note 3). Over the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of approximately $150 million of advertising and promotion in the United States for Medscape's consumer and professional Web sites and their other products and services. Under the Trademark and Content Agreement, CBS granted Medscape a license to the "CBS" trademark and "Eye" design and to health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks.

The $149,860,616 of advertising services to be provided by CBS will be expensed as used over the life of the agreement. In addition, the trademark license fee of $7,000,000 will be amortized on a straight-line basis over the life of the agreement.

TRANSACTIONS WITH NATIONAL DATA CORPORATION

On August 4, 1999, Medscape sold 400,000 shares of Series E Preferred Stock at a purchase price of $25 per share and 1,000,000 shares of Class A Common Stock at a purchase price of $10 per share to National Data Corporation (NDC), which included a $10,000,000 cash investment and an additional $10,000,000 attributed to licensing and promotion to be provided by NDC and credits against future commission amounts due by Medscape to NDC. The Series E Preferred Stock was subsequently converted into 1,250,000 shares of common stock and the Class A Common Stock was redesignated as common stock (Note 3). $6,000,000 will be expensed as used over the three-year life of the agreement. In addition, the license fee of $4,000,000 will be amortized on a straight-line basis over the life of the agreement. In accordance with instructions by NDC, 25,000 of the 1,000,000 shares of Class A Common Stock and 10,000 of the 400,000 shares of Series E Preferred Stock were delivered to NDC's financial advisor in the transaction, Lazard Freres & Co., LLC.

TRANSACTION WITH AMERICA ONLINE, INC.

On September 3, 1999, Medscape entered into a 3 year agreement with America Online, Inc. (AOL), under which AOL has agreed to promote Medscape's co-branded Web sites, through contextual links and banners, on AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City, which are all AOL properties. Medscape has paid AOL $3 million at contract closing, $10 million in October 1999, and will pay an additional $20 million over the next two years. These amounts will be charged to earnings over the life of the contract. In addition, Medscape granted AOL two seven-year warrants, each to purchase up to 1,352,158 shares of Medscape's common stock. One of the warrants is fully vested and has an exercise price of $10 per share. The other warrant will vest over a three-year period based on AOL meeting specified performance requirements and will have exercise prices equal to the fair market value of Medscape's common stock at the time of vesting. Each warrant has a value of approximately $2,530,000, as determined using the Black Scholes option pricing model. The value of the fully vested warrant will be charged to earnings over the life of the contract and the warrant that vests over three years will be charged to earnings adjusted variably over the vesting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Medscape and our industry. We generally identify forward-looking statements in this prospectus using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties.
Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Prospectus dated September 27, 1999. Medscape's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Medscape undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

We operate Medscape.com, a healthcare Web site for physicians and allied healthcare professionals, such as pharmacists and nurses. To enhance and personalize the consumer experience, we launched a separate consumer site, CBS.Medscape.com, in the third quarter of 1999. On November 1, 1999, CBS.Medscape.com was relaunched as CBS.Healthwatch.com. We intend to develop and launch several additional co-branded consumer sites in the fourth quarter of 1999 and the first quarter of 2000 under an agreement with America Online, Inc. Medscape, Inc. commenced operations in April 1996. In October 1998, we acquired Healthcare Communications Group, LLC, which operated a leading HIV Web site. In the first quarter of 1999, we acquired the trademarks and hired key employees of Bonehome.com, a leading orthopedic Web site, and CompuRx, Inc., a healthcare market research company serving pharmaceutical and other healthcare companies. The Bonehome.com and CompuRx transactions were not material to our financial statements. These transactions are consistent with our strategy to be the leading online information source for selected medical specialties and to broaden our revenue streams.

Since our inception, we have derived substantially all of our revenues from advertising and sponsorships from pharmaceutical companies. We also generate revenues from our e-commerce partners who either provide us with a placement fee or a commission on sales of their products generated through our Web site. We offer banner advertising to third-party advertisers and generally guarantee delivery of a specified number of advertising impressions. We derive sponsorship revenues from the development of client-sponsored content, including modules on disease topics and editorial coverage of medical conferences. We expect our revenues to be seasonal due to the scheduling of major medical conferences.

We recognize banner advertising revenues in the period that we display the advertisement, provided that no significant obligations remain and collection of the resulting receivable is probable. We recognize revenues from modules on a cost of completion basis and editorial coverage of medical conferences in the period in which the conference was held. We recognize revenues from e-commerce based on commissions when earned from our third-party partners or, in cases where third-party partners pay placement fees to us, over the life of the product placement. We generally invoice for our services at the inception of a project and record a receivable. Accordingly, our receivables have increased in connection with our increase in revenues and due to an increase in the number of large scale sponsored programs which have become a more prominent part of our business following our acquisition of Healthcare Communications Group, LLC.

To date, we have incurred substantial costs to create and enhance our content, build brand awareness, develop our infrastructure and grow our business, and have yet to achieve significant revenue. As a result, we have incurred operating losses in each fiscal quarter since we were formed. We expect operating losses and negative cash flow to continue for the foreseeable future as we intend to significantly increase our operating expenses to grow our business. These costs could have an adverse effect on our future financial condition or operating results. We believe that period-to-period comparison of our financial results is not necessarily meaningful and you should not rely upon them as an indication of our future performance.

RESULTS OF OPERATIONS

REVENUE AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the Comparison of Results of Operations:

     REVENUES. Revenues consist primarily of sales of advertising banners and sponsorships for developing content for modules and medical conferences. Revenues also include commission revenues or placement fees from product sales, such as medical books, and market research services to pharmaceutical and other healthcare companies.

     EDITORIAL, PRODUCTION, CONTENT AND TECHNOLOGY. Product development expenses consist primarily of salaries, third-party content acquisition costs, the development of sponsored content and expenditures associated with maintaining and enhancing our Web site.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries, commissions, advertising, promotions and related marketing costs.

     GENERAL AND ADMINISTRATION. General and administration expenses consist primarily of salaries, facility costs and fees for professional services.

     DEPRECIATION AND AMORTIZATION. Depreciation expense reflects the charge for depreciation of capitalized fixed assets, including computer equipment, Web site servers and related equipment, and the amortization of office leasehold improvements. Additionally, this category includes goodwill amortization related to corporate acquisitions.

     INTEREST EXPENSE/INCOME. Interest expense is related to loans that a related party provided to Medscape, which were fully repaid by the end of 1998. Interest income consists primarily of interest earned on cash and cash equivalents invested in money market funds.

COMPARISON OF THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues and operating expenses for the three and nine months ended September 30, 1999 include Healthcare Communications Group, which we acquired in October 1998.

     REVENUES. Revenues increased 361% to $2.2 million for the three months ended September 30, 1999 from $479,000 for the comparable period in 1998. Revenues increased 359% to $7.1 million for the nine months ended September 30, 1999 from $1.6 million for the comparable period in 1998. The increase in revenues was driven by an increased advertiser and sponsor base and an expansion of product lines resulting from the acquisition of Healthcare Communications Group in October 1998.

     EDITORIAL, PRODUCTION, CONTENT AND TECHNOLOGY. Product development and content expenses increased 512% to $3.2 million for the three months ended September 30, 1999 from $528,000 for the comparable period in 1998. Product development and content expenses increased 412% to $7.1 million for the nine months ended September 30, 1999 from $1.4 million for the comparable period in 1998. The increase in costs was primarily due to increased variable costs related to the development of sponsored content and costs associated with expanding and enhancing editorial content, an increase in the number of employees in our Editorial and Information Technology groups and the associated recruitment costs, and costs incurred in upgrading the functionality of our Web site and our internal networks.

     SALES AND MARKETING. Sales and marketing expenses increased 638% to $4.5 million for the three months ended

September 30, 1999 from $613,000 for the comparable period in 1998. Sales and marketing expenses increased 462% to $8.0 million for the nine months ended September 30, 1999 from $1.4 million for the comparable period in 1998. The increase in costs was primarily due to increased costs related to the continued development and implementation of our marketing and branding campaigns, the commencement of marketing activities associated with our agreement with NDC, as well as additional sales and marketing personnel.

     GENERAL AND ADMINISTRATION. General and administration expenses increased 430% to $2.3 million for the three months ended September 30, 1999 from $431,000 for the comparable period in 1998. General and administration expenses increased 249% to $4.3 million for the nine months ended September 30, 1999 from $1.2 million for the comparable period in 1998. The increase in costs was primarily a result of expenses related to increased personnel and other employee compensation expenses, professional service fees, and facility expenses necessary to support our growth.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 286% to $193,000 for the three months ended September 30, 1999 from $50,000 for the comparable period in 1998. Depreciation and amortization expenses increased 186% to $418,000 for the nine months ended September 30, 1999 from $146,000 for the comparable period in 1998. The increase in costs was attributable to increased purchases of fixed assets and amortization of goodwill related to the Healthcare Communications Group acquisition in October 1998.

     DEFERRED STOCK COMPENSATION. In connection with the issuance of stock options during the second half of fiscal 1998 and the first half of fiscal 1999, our management determined that the valuation of such issuances should be revised. As a result, an amount equal to the excess of the fair market value of our common stock over the option exercise prices is being amortized over four years, the vesting period of the options. The amortization commenced in the fiscal 1998 fourth quarter. Additionally, deferred stock compensation includes the amortization of the fair value of the warrants issued to AOL.

     INTEREST EXPENSE/INCOME. Net interest income for the three months ended September 30, 1999 was $191,000 compared to $72,000 for the same period in 1998. Net interest income for the nine months ended September 30, 1999 was $487,000 compared to $221,000 for the same period in 1998. The higher interest income was due to a higher average of net cash and cash equivalents balance as a result of our financing activities in 1999.

     INCOME TAXES. As of September 30, 1999, Medscape had federal net operating loss carryforwards of approximately $13.7 million which will be available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2011 through 2019. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to our lack of earnings history.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have largely financed our operations through the private placement of equity securities and, to a lesser extent, from revenues generated from advertising and sponsorship sales and loans received from a related party. On August 4, 1999, we entered into a strategic development and marketing agreement with NDC (see Note 5). As part of this transaction, NDC invested $10 million cash in Medscape, and has agreed, over the three year term of the agreement, to provide $10 million in licensing and promotional value and credits against future commission and product purchase amounts due by us to NDC. On September 27, 1999, we completed an initial public offering that ultimately, after inclusion of the exercise on September 30, 1999 of the 900,000 share underwriter's over-allotment, resulted in the issuance of 7,650,000 shares of common stock. Net proceeds received, after deducting offering costs, totaled approximately $54.4 million, including approximately $6.7 million received on October 5, 1999 from the exercise of the over-allotment.

     Net cash used in operating activities was $8.3 million for the nine months ended September 30, 1999 compared to $2.8 million for the same period in 1998. Cash used in operating activities for both periods was attributable to funding net operating losses and, for the 1999 period, also reflected increases in deferred revenues and accounts payable and accrued liabilities, partially offset by increases in accounts receivable and prepaid expenses.

     Net cash used in investing activities was $8.7 million for the nine months ended September 30, 1999 compared to $277,000 for the same period in 1998. Cash used in investing activities for the nine months ended September 30, 1999 related primarily to the investment in Softwatch and investments in our technology infrastructure including the development of our consumer Web site launched in September 1999.

     Cash provided by financing activities was $76.3 million for the nine months ended September 30, 1999 compared to $4.0 million for the same period in 1998. Cash provided by financing activities for the nine months ended September 30, 1999 reflects net proceeds received from the initial public offering of our common stock as well as the issuance of Series D and Series E Preferred Stock and Class A and Class B Common Stock. Cash provided by financing activities for the nine months ended September 30, 1998 reflects net proceeds received from the issuance of Series C Preferred Stock.

As of September 30, 1999, the primary source of liquidity for Medscape was $60.9 million of cash and cash equivalents. As of this date, we had no bank credit facilities.

We expect to incur significantly higher costs, particularly content creation costs and sales and marketing costs to grow our business and pursue our branding and marketing campaign. We launched CBS.Medscape.com (subsequently relaunched as CBS.Healthwatch.com), our separate consumer site, in the third quarter of 1999, and we plan to launch our AOL co-branded consumer sites in the fourth quarter of 1999 and first quarter of 2000. CBS.Healthwatch.com and the AOL co-branded sites will provide consumer-oriented information organized by health topic and offer community features and interactive healthcare information programs. A large portion of our promotional expenditures for our consumer sites will be funded through the approximately $150 million in advertising and promotion to be provided by CBS over the 7 year term of the agreement and the $33 million contract with AOL of which $3 million was paid at contract closing in September 1999, $10 million was paid in October 1999, and an additional $20 million will be paid over the next two years.

We believe that our current cash and cash equivalents and any cash generated from operations, will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, if during or following that period we are not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, these failures could have a material adverse effect on our business, results of operations and financial condition. If we raise additional funds through the issuance of equity securities, the percentage ownership of our then current stockholders would be reduced.


YEAR 2000

Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field and cannot reliably distinguish dates beginning on January 1, 2000 from dates prior to the year
2000. Many software and computer systems used by companies and governmental agencies may need to be upgraded or replaced in order to correctly process dates beginning in 2000 and comply with Year 2000 requirements.

We are conducting a comprehensive review of both information technology and non-information systems to ensure that they are, or prior to the end of 1999 will be, Year 2000 compliant. Significant information technology systems include our production system, composed of the servers, networks and software that comprise the underlying technical infrastructure that runs our business, and various internal office systems. Our significant non-information technology systems include the telephone systems, air conditioning and security system. Our Year 2000 review project includes the following phases:

     o conducting a comprehensive inventory of our internal systems and the systems acquired or to be acquired by us;

     o  assessing and prioritizing any required remediation;

     o remediating any problems by repairing or, if appropriate, replacing the non-compliant systems; and

     o  testing all remediated systems for Year 2000 compliance.

Based upon the results of our review to date, it appears that there are no significant Year 2000 issues within our systems that would have a negative effect on our ability to conduct business.

In addition to assessing the readiness of our systems, we have gathered information from, and have directly communicated through written correspondence, telephone calls and in face-to-face meetings with our third-party systems and software vendors, as well as other suppliers, to identify and, to the extent possible, resolve issues involving the Year 2000 problem. Based on representations made to us by applicable suppliers, we believe that the third-party software and systems that are material to our business are Year 2000 compliant. We have approximately six major vendors with whom we have met and/or corresponded to determine Year 2000 issues and appropriate compliance. However, we have limited or no control over the actions of our third-party suppliers. Thus, while we expect that we will be able to resolve any significant Year 2000 problems with our systems, we cannot guarantee that our third-party suppliers will resolve all Year 2000 problems with their systems before the occurrence of a material disruption to our business. Any failure of material third-party suppliers to resolve Year 2000 problems with their systems in a timely manner would have a negative effect on our ability to conduct business.

To date, we have spent an immaterial  amount on Year 2000 compliance  issues but
expect  to  incur   additional  costs  in  connection  with
evaluating and addressing these issues. We expect to pay for these expenses from our working capital. Most of our expenses have related to operating costs associated with the time spent by employees and consultants in the evaluation process and Year 2000 compliance matters generally. These expenses, if higher than anticipated, could have a negative effect on our financial condition.

We expect to resolve all Year 2000 problems that could materially adversely affect our business, financial condition or operating results and expect to certify by year-end all elements of our information technology systems as Year 2000 compliant. We cannot assure you, however, that we will achieve full Year 2000 compliance before the end of 1999. A failure of our computer systems or the failure of our suppliers or customers to effectively upgrade their software and systems for transition to the year 2000 could have a material adverse effect on our business, financial condition and results of operations.

In addition, we cannot be certain that governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control will be Year 2000 compliant. The failure by these entities to be Year 2000 compliant could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, that could prevent us from delivering our services to our customers, decrease the use of the Internet or prevent users from accessing our Web site, any of which could have a material adverse effect on our business, financial condition and results of operations.

We completed an acquisition during 1998 and are finalizing the integration of the systems of the acquired business into our operations. Those systems are included in our Year 2000 review. For any other acquisitions that we may complete prior to the end of 1999, we will evaluate the extent of the Year 2000 problems associated with the potential acquisitions and the cost and timing of remediation. This work will be done as part of the due diligence process as well as post-acquisition integration. We cannot assure you, however, that the systems of any acquired business will be Year 2000 compliant when we acquire them or will be capable of timely remediation.

As discussed above, we are engaged in an ongoing Year 2000 assessment and have not yet developed any contingency plans. We will take the results of our assessment into account in determining the nature and extent of any contingency plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Accordingly, we do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we invest our cash in money market funds. In general, money market funds are not subject to market risk as the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 1999, all of our investments mature in less than one year.

EXCHANGE RATE SENSITIVITY. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not derive any revenue denominated in a foreign currency and have minimal expenses paid in a foreign currency.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          There are no pending legal proceedings to which we are a party.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-77665) relating to our initial public offering of 7,650,000 shares of common stock, was September 27, 1999. A total of 6,900,000 shares of common stock were sold in this offering to an underwriting syndicate, 6,000,000 of which were issued on September 30, 1999 and 900,000 additional shares were issued on October 5, 1999 in connection with the September 30, 1999 exercise of the underwriter's over-allotment. The managing underwriters were Donaldson, Lufkin & Jenrette, Credit Suisse First Boston, Bear, Stearns & Co. Inc., Wit Capital Corporation, and DLJDIRECT Inc. Additionally, 750,000 shares of common stock in this offering were sold directly to three purchasers. The offering commenced immediately following the effective date and terminated following the exercise of the over-allotment.

          Net proceeds from the offering were $54.4 million which reflects $3.9 million for the underwriting discount and $2.6 million of offering costs applied to the gross proceeds of $60.9 million. The net proceeds will be used to finance the remaining $30 million of payments under our agreement with AOL, for general corporate purposes, including funding operating losses, working capital and capital needs. We also may use a portion of the net proceeds to invest in complementary businesses or technologies, although we have no present commitments or agreements with respect to any material acquisition or investment. None of the net proceeds from the offering was paid directly or indirectly to any director, officer, general partner or their associates, or to any persons owning 10% or more of any class of equity securities. Pending application of the net proceeds towards one of the above uses, the net proceeds have been invested in short-term, interest-bearing, investment-grade securities.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) Pursuant to an Action by Written Consent of the Stockholders in Lieu of a Meeting which was first sent to stockholders on July 1, 1999, our stockholders entitled to vote approved an amendment to our Amended and Restated Certificate of Incorporation to increase the authorized shares of Class A Common Stock and Class B Common Stock. The amendment was unanimously approved by the holders of 1,079,000 shares of our Class A Common Stock, 788,200 shares of our Series A Preferred Stock, 1,478,359 shares of our Series C Preferred Stock, 932,401 shares of our Series C-1 Preferred Stock and 1,757,683 shares of our Series D Preferred Stock, representing all voting shares then outstanding. This amendment was incorporated into an Amended and Restated Certificate of Incorporation that was approved by the Stockholders in a later action and filed on July 30, 1999.

          (b) Pursuant to an Action by Written Consent of the Stockholders in Lieu of a Meeting which was first sent to stockholders on July 16, 1999, our stockholders entitled to vote approved (i) an Amended and Restated Certificate of Incorporation to increase the authorized shares of Class A Common Stock (and to reflect the prior stockholder approval of the increase to the authorized shares of Class B Common Stock) and to authorize a new Series E Preferred Stock and (ii) a separate form of Amended and Restated Certificate of Incorporation which became effective on September 30, 1999 upon the completion of our initial public offering and which Amended and Restated Certificate of Incorporation reflects (A) the automatic conversion of all shares of Class B Common Stock into Class A Common Stock and the Class A Common

          Stock's redesignation as Common Stock, and the conversion of outstanding Preferred Stock into Common Stock, which events occurred upon the consummation of our initial public offering, (B) the increase of our authorized Common Stock to one hundred million shares, (C) the authorization of five million shares of Undesignated Preferred Stock and (D) the creation of a three class staggered Board of Directors. The amendments were unanimously approved by the holders of 1,079,000 shares of our Class A Common Stock, 788,200 shares of our Series A Preferred Stock, 1,478,359 shares of our Series C Preferred Stock, 932,401 shares of our Series C-1 Preferred Stock and 1,757,683 shares of our Series D Preferred Stock, representing all voting shares then outstanding. The Amended and Restated Certificate of Incorporation increasing the authorized shares of Class A Common Stock and authorizing a new Series, Series E, of Preferred Stock was filed on July 30, 1999 and the Amended and Restated Certificate of Incorporation approved to be effective upon the consummation of our initial public offering was filed on September 30, 1999.

          (c) Pursuant to an Action by Written Consent of the Stockholders in Lieu of a Meeting which was first sent to stockholders on August 26, 1999, our stockholders entitled to vote approved an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock. The amendment was unanimously approved by the holders of 9,476,208 shares of our Class A Common Stock, 788,200 shares of our Series A Preferred Stock, 1,478,359 shares of our Series C Preferred Stock, 932,401 shares of our Series C-1 Preferred Stock, 1,757,683 shares of our Series D Preferred Stock and 400,000 shares of our Series E Preferred Stock, representing all voting shares then outstanding. This amendment to our Amended and Restated Certificate of Incorporation was filed on September 3, 1999.


ITEM 5.   OTHER INFORMATION

          Not applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Not applicable

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Medscape, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDSCAPE, INC.

Date: November 15, 1999        By: /s/ PAUL T. SHEILS
                                   -----------------------------------------
                               Name:  Paul T. Sheils
                               Title: President and Chief Executive Officer
                                      (Principal Executive Officer)


Date: November 15, 1999        By: /s/ STEVEN R. KALIN
                                   -----------------------------------------
                               Name:  Steven R. Kalin
                               Title: Chief Operating Officer and Chief
                                      Financial Officer (Principal Financial and
                                      Accounting Officer)