Form 10-K
period 1999-12-31
MEDSCAPE INC
filed 2000-03-13
CIK 1014845

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                        Commission file number 000-26883

                                 MEDSCAPE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                    7375                   13-3879679
(State or other jurisdiction of    Primary Standard         (I.R.S. Employer
incorporation or organization)  Industrial Classification   Identification No.)
                                      Code Number)


                              134 West 29th Street
                          New York, New York 10001-5399
                              (Address of principal
                               executive offices)

       Registrant's telephone number, including area code: (212) 760-3100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X__ No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of December 31, 1999 was approximately $254,229,040 (based on the last sale price of the registrant's common stock on the NASDAQ National Market System on that date and, for the limited purpose of this computation only, the assumption that all of the persons who had filed reports of ownership pursuant to Section 16(a) of the Securities Act of 1934 in respect of the registrant's securities are affiliates).

     The number of shares of the registrant's common stock outstanding at December 31, 1999 was 44,661,094.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relating to the registrant's 1999 Annual Meeting of Shareholders is incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Medscape, Inc. (herein, together with its subsidiaries unless the context otherwise requires, generally referred to as "Registrant" or "Company") provides comprehensive, authoritative and timely medical information and interactive programs to physicians, allied healthcare professionals and consumers. Registrant operates two principal healthcare web sites, Medscape.com and CBSHealthWatch.com. As of December 31, 1999, Registrant's sites had more than 1,700,000 registered members worldwide, including over 280,000 registered as physicians, 860,000 registered as allied health professionals and 630,000 registered as consumers.

         Medscape.com is currently organized by medical specialty area, such as oncology and cardiology, to make it easier for its members to access the information most relevant to them. Medscape.com's medical content and interactive programs assist medical professionals in keeping abreast of medical advances. Medscape.com's original, exclusive and proprietary content includes such innovative features as next day summaries of major medical conferences and online, peer-reviewed medical journals. Medscape.com also provides proprietary interactive programs that test a medical professional's diagnostic skills and understanding of recent medical developments. Medscape.com provides access to extensive online medical databases and what it believes is one of the web's largest collections of free, peer-reviewed, full-text medical articles. In addition, Medscape.com offers physicians the opportunity to earn continuing medical education credits that are required by most states' licensing boards. Through its strategic relationship with National Data Corporation (NDC), a provider of healthcare information services and electronic commerce solutions, Medscape.com will integrate selected clinical data interchange and data management services provided by NDC into Medscape.com. Medscape.com will also serve as the principal content provider to NDC's physician practice management system and be an online distributor of some of NDC's other online clinical products.

         Registrant launched its consumer site, CBS.Medscape.com, in September of 1999. On November 1, 1999 CBS.Medscape.com was relaunched as CBSHealthWatch.com. CBSHealthWatch.com is designed to help families and individuals make better-informed healthcare decisions and to simplify management of their healthcare needs. The site provides personalized, authoritative medical content written for the consumer, access to professional content on Medscape.com and interactive personal health management tools, such as health diaries. Registrant entered into a strategic relationship with CBS Corporation under which CBSHealthWatch.com is the exclusive Internet healthcare site integrated into CBS News programming and will be promoted on CBS media properties.

         Registrant also has strategic relationships with America Online, Inc. and Women.com Networks, Inc. Under the agreement with America Online, Inc., Registrant has developed co-branded consumer sites that appear and are promoted through contextual links and banners on AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City, all of which are AOL properties. The AOL co-branded sites on the AOL properties were launched in the fourth quarter of 1999 and the first quarter of 2000. Under the agreement with Women.com, Registrant is the preferred health content partner for Women.com and provides Women.com's visitors with health news, feature articles, proprietary health tools and other health information in a co-branded format.

         Registrant was incorporated in New York in March 1996 and commenced operations in April 1996. Registrant was reincorporated in Delaware in December 1998. In October of 1998, Registrant acquired Healthcare Communications Group, LLC, which operated a leading HIV web site. In the first quarter of 1999, Registrant acquired Bonehome.com, a leading orthopedic site, and CompuRx, Inc., a healthcare market research company serving pharmaceutical and other healthcare companies.

         Registrant's executive offices are located at 134 West 29th Street, New York, New York, 10001-5399. The telephone number is (212) 760-3100.

PROPOSED MERGER WITH MEDICALOGIC

On February 21, 2000, Medscape entered into an agreement with MedicaLogic, Inc., an Oregon corporation that is a provider of online health records, providing for the merger of a newly-formed subsidiary of MedicaLogic with and into Medscape, with Medscape as the surviving corporation and, thus, becoming a wholly-owned subsidiary of MedicaLogic. Under the terms of the agreement, each outstanding share of common stock of Medscape will be converted into the right to receive
 .323 shares of common stock of MedicaLogic. Consummation of the merger is subject to certain condition, including (i) approval of the merger by the stockholders of Medscape, (ii) approval by the stockholders of MedicaLogic of the issuance of MedicaLogic common stock in the Merger and (iii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. MedicaLogic has also agreed, subject to certain conditions, to acquire Total eMed, Inc., a provider of electronic medical transcription services, in a merger transaction for approximately eight million shares of MedicaLogic's common stock.

THE MEDSCAPE.COM SITE

         PROPRIETARY EDITORIAL CONTENT AND FEATURES

         Medscape.com is currently organized into 23 medical specialty sites, ranging from cardiology to oncology to women's health, making it easier for its members to access the information most relevant to them. Medscape.com's original, exclusive and proprietary content and programs, assisting medical professionals and consumers to keep abreast of medical advances, include:

o NEXT DAY SUMMARIES(SM) of selected presentations at major medical conferences;

o MEDSCAPE GENERAL MEDICINE, believed to be the only online peer-reviewed general medical journal;

o CLINICAL MANAGEMENT SERIES, offering interactive practice modules with state-of the art treatment information and clinical cases for particular cases, each of which is accredited for continuing medical education;

o TREATMENT UPDATES, with authoritative evaluations of significant new changes in therapies; and

o EMED JOURNALS, peer-reviewed, electronic medical journals written exclusively for medscape.com covering a number of important specialty areas.

         Medscape.com also offers an array of proprietary, challenging and instructional interactive features to test a physician's medical knowledge. Interactive self-assessment elements include:

o PICTOURS(R), image-based case challenges testing the physician's diagnostic skills;

o TODAY'S QUESTION, testing the physician's understanding of recent developments in the physician's medical specialty; and

o ECG OF THE WEEK, images of cardiograms with case histories testing the physician's diagnostic skills, supplied by leading cardiologists.

         THIRD-PARTY EDITORIAL CONTENT

         Registrant believes that Medscape.com contains one of the web's largest collections of free, peer-reviewed, full-text medical articles and one of the web's most extensive libraries of continuing medical education accredited programs. Medscape.com also provides third-party access to the NATIONAL DRUG DATA FILE, a leading drug and disease database of Hearst Corporation's First DataBank.

         Numerous prestigious medical publishers, universities, hospitals and professional organizations are part of Medscape.com's strategic content partner program known as Medscape Publishers' Circle(R). Through this program, Medscape.com aggregates, organizes, and places in context content from over 100 medical journals, textbooks, news services and other publications, and offers integrated, easy-to-use searching of vast medical databases, including over nine million abstracts of medical journals available in the National Library of Medicine's MEDLINE, AIDSLINE and TOXLINE databases. In addition, through an agreement with Dow Jones & Company, Medscape.com provides free searching of more than 500 leading medical publications, including the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION, the BRITISH MEDICAL JOURNAL, THE LANCET, and abstracts from the NEW ENGLAND JOURNAL OF MEDICINE. Members can immediately retrieve online a full-text copy of the article or abstract for a fee.

         NON-MEDICAL CONTENT

         Registrant also provides an array of non-medical content on subjects of particular interest to medical professionals and health-conscious consumers. MEDSCAPE MONEY & MEDICINE offers personal finance features, including stock quotes, portfolio tracking and business news, and valuable practice management features that provide business information that is directly relevant to a medical practice. Members can also learn about the developments in managed care in a special MANAGED CARE topic area. The MEDSCAPE HUMOR & MEDICINE section provides readers with medical jokes, cartoons, DEFUNITIONS, crossword puzzles and other entertaining features that generate traffic to and increase usage of Registrant's site.

         MEMBER SERVICES

         Registrant offers a number of services that complement its high-quality content offerings and make Medscape.com a preferred professional destination site, including:

         CONTINUING MEDICAL EDUCATION. Approximately half the states require physicians and selected other medical professionals to certify annually that they have accumulated a minimum number of continuing medical education hours to maintain licensure. Medscape.com offers its professional members what it believes is one of the web's largest libraries of continuing medical education programs. Medscape.com's extensive continuing medical education programs are produced in association with entities accredited by the Accreditation Council for Continuing Medical Education. From the convenience of their home or office computer, Medscape.com's professional members can obtain continuing medical education credits by accessing a variety of accredited editorial resources and programs including online journal articles, NEXT DAY SUMMARIES of medical conferences, in-depth TREATMENT UPDATES and state-of-the-art CLINICAL MANAGEMENT SERIES.

         MEDICAL OFFICE MANAGEMENT. Through its strategic relationship with National Data Corporation, Registrant provides seamless web connectivity into NDC's online clinical information products and EDI services, including claims processing.

         PHYSICIAN WEB SITES. Medscape.com offers it members registered as physicians the opportunity to create home pages for their medical practices that can be accessed by their patients and the general public. In addition to details about their practice, including office address, phone number, medical specialty, types of insurance accepted, hospital affiliations and languages spoken, Medscape.com's PHYSICIAN WEB SITES permit a physician to offer links to disease-specific information from Medscape.com as well as the general searching capability of Medscape.com. Registrant believes these PHYSICIAN WEB SITES will keep Registrant's high-quality medical information at the center of the communication between physician and patient, and keep the physician at the center of the healthcare dialogue. As of December 31, 1999, over 8,500 PHYSICIAN WEB SITES had been established.

         E-COMMERCE AND SERVICES. Through a series of strategic partners, Registrant offers its audience the opportunity to purchase a variety of goods and services. The MEDSCAPE MEDBOOKSTORE offers members the opportunity to purchase discounted medical texts from a collection of over 90,000 titles through its partner MedSite Publishing Inc. The MEDSCAPE JOB CENTER offers a comprehensive job-listing/posting service for medical professionals through its partner NetMed, Inc. The MEDSCAPE DRUGSTORE offers Medscape.com members the ability to purchase online a wide range of health, beauty and wellness products through drugstore.com.

         COMMUNITY FEATURES. MEDSCAPE MAIL, powered by CommTouch, is useful for mobile professionals like physicians, who often require email access from multiple locations, such as their homes, offices, clinics and hospitals or during travel. Discussion areas on many medical articles and physician-only discussion groups are also available. Medscape.com's ASK-THE-EXPERT feature allows members registered as physicians to present interesting cases to leading experts online for comments.

         MEDSCAPE'S HEALTHCARE COMPANY SERVICES

         Medscape.com offers healthcare companies many value-added online services including:

         MEDSCAPE PROFILES. The Internet offers significant advantages over traditional mail surveys and focus groups in terms of speed and cost savings. U.S. pharmaceutical and other healthcare companies are estimated to spend as much as $1 billion annually on custom and syndicated market research. MEDSCAPE PROFILES, an online market research division, has already successfully piloted several custom research projects and has recruited a physician panel of over 1,000 from Medscape.com's member base to conduct custom and syndicated online research quickly and efficiently.

         MEDSCAPE MEDPYX. Medscape.com plans to introduce MEDSCAPE MEDPYX as an educational research program that will assist pharmaceutical companies in better understanding the physician's knowledge base and prescribing patterns. In 1998, pharmaceutical company sales representatives conducted more than 59 million details to office- and hospital-based physicians. Registrant believes that MEDSCAPE MEDPYX will provide pharmaceutical companies with a cost-effective method of evaluating and improving their existing detailing activities.

A PROFILE OF CBSHEALTHWATCH.COM

         Registrant designed its CBSHealthWatch.com and AOL co-branded consumer sites to help consumers make better-informed healthcare decisions and to simplify management of their healthcare needs. Registrant's consumer sites provide personalized, authoritative medical content written for the consumer, access to its professional content on Medscape.com and interactive personal health management tools, such as health diaries.

         In addition to general health and wellness information, CBSHealthWatch.com and the AOL co-branded sites offer information organized around specific health conditions, such as diabetes or asthma. In an effort to simplify the consumer experience, Registrant includes convenient links to health sites operated by the consumer's physician, and plans to expand these linkages to cover employers and health insurers.

         RELATIONSHIP WITH CBS CORPORATION

         On August 3, 1999, Registrant entered into an agreement with CBS Corporation under which it will receive approximately $150 million in advertising and promotion in the United States over a seven-year period. Registrant also was granted a license to the "CBS" trademark and "Eye" design and selected health-related news content that, together, were valued at $7 million.

         CBSHealthWatch.com is the exclusive healthcare Internet site integrated into CBS News programming. This integration is being accomplished by CBS News, when appropriate and at its discretion, directing viewers of CBS News programs to CBSHealthWatch.com for more information regarding health-related news stories and features, and by using Registrant's story ideas and sources in health stories developed and broadcast by CBS News.

         ORIGINAL AND THIRD-PARTY CONTENT

         In addition to general health and wellness information, CBSHealthWatch provides consumers with original and third party news, feature articles and other information organized around specific health conditions, such as diabetes or asthma, grouped into "health channels." The site contained 22 such channels at launch and expanded that number to 39 in the first quarter of 2000. Members may customize their home page by creating MY HEALTH CHANNELS, with tailored information from up to three channels.

         Members also have access to three different levels of information not usually found on consumer health sites: BASIC, ADVANCED and WHAT MY DOCTOR READS. The third level offers consumers information from the Medscape.com professional site that is used by their own physicians. It is also a gateway for consumers to reach all of the extensive content and features Medscape.com provides to health professionals.

         The extensive Library feature on CBSHealthWatch.com offers these sources of information, including a number that are also found on Registrant's professional site:

o HEALTH TOPICS A-Z, allowing consumers to access the world of health by entering a word or phrase, or using the keyword list of common terms;

o        DRUG DIRECTORY, for facts on over 10,000 brand name and generic drugs;

o        MEDICAL DICTIONARY from Merriam-Webster;

o        MEDICAL TEST HANDBOOK from the Yale University School of Medicine;

o MEDLINE, AIDSLINE and TOXLINE, three comprehensive medical databases from the National Library of Medicine;

o        SELF CARE & FIRST AID, providing a search by symptom or condition;

o WHAT MY DOCTOR READS, offering direct access to information used by medical professionals;

o COMMUNITY ORGANIZATIONS, with contact information on national organizations, government agencies, medical experts and key groups in healthcare;

o AUDIO ARCHIVE, including recorded interviews with physicians and their patients on a wide variety of topics;

o        MANAGED CARE GUIDE, with information on this important subject;

o        MINI MEDICAL SCHOOL, with courses offered by Emory University; and

o        RELATED SITES, to take consumers to other health resources on the web.

         INTERACTIVE FEATURES AND TOOLS

         CBSHealthWatch's easy-to-use interactive HEALTH MANAGER allows registered members to create and monitor a personal health calendar, log meals, track appointments, set an exercise plan and track weight and medications. There are also special features for certain health conditions. For example, diabetics can track key information like blood sugar readings.

         The site also provides a number of "community" features allowing registered members to communicate directly with medical experts and other individuals with similar health interests. For example, the ASK AN EXPERT section can be used to pose a health question or check answers to frequently asked questions. HEALTH MATES permits members to communicate with one another regularly on health conditions and interests. IN YOUR OWN WORDS encourages members to share insights and views with others.

REGISTERED MEMBERS

         To utilize all of the features of Medscape.com and CBSHealthWatch.com, users must register as members. This information enables Registrant to deliver targeted medical content based on its members' registration profiles. As of December 31, 1999, Medscape.com had over 1,700,000 registered members worldwide, including over 280,000 members registered as physicians, 860,000 registered as allied healthcare professionals and 630,000 registered as consumers.

         The registration process enables professional members to choose a home page tailored to their medical specialty or interest. Accordingly, a cardiologist accessing Medscape.com is automatically directed to MEDSCAPE CARDIOLOGY, rather than a more generic home page. Every member, however, regardless of medical specialty or professional status, has access to the full suite of exclusive, original and licensed content through a uniform, easy-to-use interface.

         To encourage initial use, CBSHealthWatch.com allows visitors to access selected features without registering as members. Visitors, however, have to register as members to have access to all the features of CBSHealthWatch.com, including the interactive programs such as health diaries.

EDITORIAL, DESIGN AND PRODUCTION

         Registrant's editorial staff is headed by Dr. George D. Lundberg, Registrant's Editor in Chief, who was formerly Editor of the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION for 17 years. As of December 31, 1999, Registrant's editorial, design and production staff consisted of 82 professionals who are all experienced medical editors, writers and producers. Registrant intends to significantly increase its number of medical specialty areas. Registrant has assembled specialty-specific editorial boards for Medscape.com and has also assembled a Medscape.com scientific advisory board consisting of 19 of the world's leading physicians, academicians, clinicians and ethicists, and healthcare experts, who also serve as the editorial board of MEDSCAPE GENERAL MEDICINE.

         Registrant has an easy-to-use interface that incorporates original and proprietary content written by medical experts with an extensive library of licensed content and medical databases. Each medical specialty area is headed by a program director responsible for building and continuously updating that area's content. Registrant's goal is to be the premier online information resource in each of its medical specialty areas. To support this effort, Registrant covers major medical conferences in many specialties with its editors and medical experts summarizing and reporting on the breaking medical research and news delivered at these events.

SALES

         As of December 31, 1999, Registrant had a direct sales organization of over 35 sales professionals and sales operations staff employees. Registrant generally seeks to hire individuals with significant experience selling to pharmaceutical, other healthcare and consumer companies and their advertising agencies.

MARKETING AND PUBLIC RELATIONS

         Registrant employs a variety of methods to promote the Medscape brand and to attract traffic and new members, including advertising on other Internet sites and in medical journals, pharmaceutical and other healthcare publications, and other targeted publications. Registrant is currently using the approximately $150 million in advertising and promotion from CBS to promote Medscape on CBS media properties, including television, radio and outdoor advertising. Registrant also is extending the reach of CBSHealthWatch.com through its agreements for co-branded sites and information with AOL and Women.com.

         Registrant also maintains a significant presence at major industry conferences, trade shows and medical meetings, primarily through the operation of large exhibits for both the professional and consumer sites. Registrant supplements these efforts with direct mail campaigns targeted at medical professionals.

         Registrant's professional distribution strategy is designed to have Medscape.com's medical content be available within major Internet-accessible healthcare information system platforms like hospital intranets, electronic medical record systems and physician practice management company intranets. This strategy integrates Medscape.com into the daily workflow of their medical professionals with frequent reminders of and easy access to Registrant's selection of medical content. Consistent with this strategy, in 1998, Registrant signed a content distribution agreement with PhyCor, the largest physician practice management organization in the United States. In August 1999, Registrant entered into a License and Product Development Agreement with National Data Corporation under which Registrant is the preferred content supplier to NDC's LYTEC physician practice management product and an online distributor of some of NDC's other clinical information products.

         Registrant's internal public relations staff oversees a comprehensive public and investor relations program, which it believes is a key component of its marketing and brand recognition strategy. Registrant targets key business, medical and healthcare marketing publications, and encourages their reporters to use Medscape.com and CBSHealthWatch.com for their medical news and research needs, in an effort to build both brand awareness and loyalty among news organizations.

INFRASTRUCTURE, OPERATIONS AND TECHNOLOGY

         Registrant's business is supported by a reliable, expandable and secure system platform. Using a combination of proprietary online solutions and commercially available licensed technologies, Registrant has deployed systems for online content dissemination, site analysis, and web- and email-based member support.

         Registrant has developed a database management and online publication system to index, retrieve and display information. This system allows for rapid searching, viewing and distribution of content including text, photos, graphics and other images. Registrant's hardware and software systems are based on a distributed processing model that allows applications to be distributed among multiple parallel servers. Registrant's hardware servers, storage systems, Internet connections and networks allow its online systems to operate continuously 24 hours a day and seven days a week.

         Registrant maintains offsite redundant systems and facilities. Registrant has outsourced its web-hosting operations to a third party facility, Exodus Communications. This outsourcing provides faster and more reliable connections to the Internet and enhanced reliability and expandability.

COMPETITION

         Registrant faces competition both in attracting visitor traffic and in generating revenue across all its business lines. Registrant competes with numerous companies and organizations for the attention of medical professionals and consumers including traditional off-line media such as print journals, conferences, continuing medical education programs and symposia. Registrant also faces significant competition from online information resources. There are thousands of healthcare-related sites on the Internet. Also, several large consumer sites offer specialized healthcare channels as part of their general services. In addition, there are many companies that provide non-Internet based marketing and advertising services to the healthcare industry. These competitors include advertising agencies, consulting firms, marketing and communications companies and contract sales and marketing organizations.

         Some of Registrant's current and potential competitors may have competitive advantages compared to Registrant, including:

         o greater resources to devote to the development, promotion and sale of their services;

         o     greater financial, technical and marketing resources;

         o     greater brand recognition and larger marketing budgets; and

         o     larger customer and user bases.

         Registrant believes that the principal competitive factors in attracting and retaining members are the depth, breadth and timeliness of services and brand recognition. Other important factors in attracting and retaining members include ease of use, quality of service and cost. Registrant believes that the principal competitive factors that will continue to attract advertisers and sponsors to Medscape.com and its consumer sites include price, the number of medical professionals and consumers who use Registrant's web sites, the demographics of its member base and the creative implementation of advertisement placements.

         Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. There can be no assurance that Registrant will be able to compete successfully against current and future competitors or that the competitive pressures Registrant faces will not seriously harm its business.

SIGNIFICANT CUSTOMERS

         Registrant sells advertising and sponsorships, market research and other services to pharmaceutical, medical device and other healthcare companies, as well as advertising and sponsorships to consumer products and other consumer-oriented companies. Registrant also sells products, such as medical books, to physicians, allied healthcare professionals and consumers.

         During 1999, Registrant's client and revenue base broadened during the year. In 1998, Registrant derived approximately 48% of its revenue from three leading pharmaceutical advertisers and sponsors, of which two accounts were individually greater than 10%.

In 1999 no individual client comprised more than 10% of Medscape's revenue.

INTELLECTUAL PROPERTY AND DOMAIN NAME

         Registrant protects its intellectual property through a combination of license agreements, trademark, service mark, copyright and trade secret laws and other methods. Registrant obtains the majority of its content under license agreements with publishers, through assignments or work for hire arrangements with third parties and from internal staff development. Generally, Registrant's license agreements are for a period of one to three years and it considers the materials obtained through these agreements as important to the continued enhancement of the content on its web site. Registrant currently has no patents or patents pending for its online services and does not anticipate that patents will become a significant part of its intellectual property in the foreseeable future. Registrant also enters into confidentiality agreements with its employees, consultants, vendors and customers and license agreements with third parties and it generally seeks to control access to and distribution of its technology, documentation and other proprietary information.

         Registrant currently holds a number of domain names, including the following: medscape.com, cbshealthwatch.com, cbsmedscape.com, medscape.co.uk, medpulse.com, medicalogicmedscape.com, and medscapemedicalogic.com. Registrant also has applications for numerous domain names pending. The legal status of intellectual property on the Internet is currently subject to various uncertainties. The current system for registering, allocating and managing domain names has been the subject of litigation and proposed regulatory reform. Additionally, legislative proposals have been made by the federal government that would afford broader protection to owners of databases of information, such as stock quotes. This protection of databases already exists in the European Union.

EMPLOYEES

         As of December 31, 1999, Registrant had 203 full-time employees. None of Registrant's employees is covered by a collective bargaining agreement. Registrant considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Registrant is headquartered in New York, New York, where it leases a total of approximately 91,600 square feet of office space under numerous leases. Currently, Registrant has approximately 20,000 square feet of office space at 134 West 29th Street, New York, New York, 10001 under three leases, that expire on June 30, 2004. Registrant also currently occupies 12,200 square feet at 224 West 30th Street, New York, New York 10001 under two leases for approximately 71,600 square feet. The two leases terminate on January 31, 2005. Registrant is in the process of renovating the space at 224 West 30th Street to ensure that it is able to meet its business and technological needs as it grows. Registrant will relocate its corporate headquarters to 224 West 30th Street, New York, New York 10001 once the renovations are complete. Registrant expects to spend approximately $4 million in 2000 on these renovations.

ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which Registrant is a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of Registrant's 1999 fiscal year.

ITEM 4(A).  EXECUTIVE OFFICERS OF THE REGISTRANT

    Name                           Age               Position
       >
    Paul T. Sheils                 45                President, Chief Executive Officer and Director.
                                                     Mr. Sheils has been a member of the Board of Registrant and
                                                     Chief Executive Officer since February of 1998. Prior to
                                                     that, he was Vice President of Dow Jones Interactive
                                                     Publishing from 1994 to February of 1998 and was Executive
                                                     Director from 1993 to 1994.

    Peter M. Frishauf               50               Executive Committee Chairman, Founder and Director. Mr.
                                                     Frishauf has been a member of the Board of Registrant since
                                                     April of 1996 and Executive Committee Chairman since February of 1998. From April 1996 through February 1998, Mr. Frishauf served as the Chief Executive Officer of Medscape. Prior to founding Registrant, Mr. Frishauf founded SCP Communications,
                                                     Inc., a medical publishing, education and clinical trial
                                                     company, and served as SCP's President and Chief Executive
                                                     Officer until April 1996. Mr. Frishauf continues to serve on the board of directors of SCP Communications, Inc.

    Jeffrey L. Drezner M.D., Ph.D.  52               Executive Vice President.
                                                     Dr. Drezner has been a member of the Board of Registrant
                                                     until he resigned in March of 2000. Dr. Drezner has been the
                                                     Executive Vice President since Registrant acquired Healthcare
                                                     Communications Group LLC in October of 1998. Dr. Drezner
                                                     founded Healthcare Communications Group, LLC in 1995. From
                                                     1992 to 1995, Dr. Drezner was Vice President of Clinical
                                                     Programs at Homedco, Inc., a home and alternate-site
                                                     healthcare delivery company. In 1987, Dr. Drezner founded
                                                     Integrated Care Systems, Inc., an HIV-focused, alternate-site healthcare delivery company. Prior to 1987, Dr. Drezner
                                                     practiced medicine for fourteen years.

    Steven R. Kalin                 35               Chief Operating Officer, Chief Financial Officer and
                                                     Treasurer. Mr. Kalin has been Chief Operating Officer and
                                                     Chief Financial Officer of Registrant since October of 1998.
                                                     From 1995 to October of 1998, Mr. Kalin was Vice President of
                                                     Business Development at ESPN Internet Ventures. Prior to
                                                     that, Mr. Kalin was a Senior Engagement Manager with McKinsey
                                                     & Co., specializing in the media industry, for five years.

    George D. Lundberg, M.D.        66               Editor in Chief.
                                                     Dr. Lundberg has been Editor in Chief of Registrant since
                                                     February of 1999. Prior to that, Dr. Lundberg served as
                                                     Editor of the JOURNAL OF THE AMERICAN MEDICAL ASSOCIATION and
                                                     also served as the Editor in Chief of SCIENTIFIC INFORMATION and

                                                     MULTIMEDIA, a publication of the American Medical
                                                     Association, for seventeen years.

    David Yakimischak               38               Chief Technology Officer.
                                                     Mr. Yakimischak has been the Chief Technology Officer of
                                                     Registrant since March of 1999. Prior to that, Mr.
                                                     Yakimischak was the Director of Product Development at Dow
                                                     Jones Interactive Publishing for five years.

    Mark E. Boulding                39               General Counsel and Vice President of Regulatory Affairs and
                                                     Secretary. Mr. Boulding has been the General Counsel and Vice
                                                     President of Regulatory Affairs and Secretary of Registrant
                                                     since June of 1999. From 1998 to June of 1999, Mr. Boulding was a partner of Long Aldridge & Norman LLP. Prior to that,
                                                     Mr. Boulding was an associate and then a partner with the
                                                     firm of Fox, Bennett & Turner in Washington, D.C. for seven years. Mr. Boulding is a co-founder and sits on the board of directors of the Internet Healthcare Coalition and is the
                                                     co-chair of the Internet Law Subcommittee of the American Bar
                                                     Association's Cyberspace Law Committee.

    Anthony Plesner                 41               Vice President of Finance and Corporate Development and
                                                     Assistant Treasurer. Mr. Plesner has been the Vice President of Finance and Corporate Development and Assistant Treasurer
                                                     of Registrant since March of 1999. From 1998 to March of
                                                     1999, Mr. Plesner was the Founder and President of Niche
                                                     Consulting. From 1997 to 1998, Mr. Plesner was Chief
                                                     Financial Officer of Confer Software, Inc. (f/k/a Araxsys,
                                                     Inc.). Prior to that, Mr. Plesner was for twelve years the
                                                     Chief Financial Officer and Vice President of Business
                                                     Development at Reuters Health Information Services, Inc., a
                                                     subsidiary of Reuters PLC.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Registrant's common stock, par value $.01 per share, has been traded on the NASDAQ National Market under the symbol "MSCP" since September 27, 1999. Prior to that date, there was no public market for the Company's stock and, therefore, no quoted market prices for the Company's common stock are available prior to such date. The following table sets forth, for the period indicated, the range of high and low per share closing prices for the common stock as reported by NASDAQ. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                           IPO Price: $8.00 (9/27/99)

                              Q4 1999 High: $12 1/8
                               Q4 1999 Low: $8 1/2
                              Q4 1999 Close: $10.00

         As of February 24, 2000, the Company had 152 holders of record of its common stock.

    DIVIDEND POLICY

         The Company has not paid any dividends to holders of its common stock. The Company intends to retain any earnings to finance the development and expansion of the Company's business and does not anticipate paying any cash dividends in the foreseeable future. Any declaration and payment of dividends would be subject to the discretion of the Company's board of directors. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA OF REGISTRANT

         The following selected consolidated financial data should be read with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Registrant" and the consolidated financial statements and notes of Registrant that are included in this document. The following information has been derived from the audited consolidated financial statements of Registrant beginning on page 21:

o consolidated statements of operations data for each of the years in the three-year period ended December 31, 1999; and

o        consolidated balance sheet data as of December 31, 1998 and 1999.

The following information has been derived from the audited consolidated financial statements of Registrant not included in this document:

o consolidated statement of operations data for the nine months ended December 31, 1996; and

o        consolidated balance sheet data as of December 31, 1997.

         The reader is encouraged to read the consolidated financial statements included in this document. Historical results of operations are not necessarily indicative of future results.

                                                     NINE MONTHS
                                                        ENDED                      YEARS ENDED DECEMBER 31,
                                                     DECEMBER 31,     --------------------------------------------------
                                                         1996             1997               1998               1999
                                                     -------------    ------------       ------------       ------------
                                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS
 DATA:
Revenues..........................................   $       1,015    $      1,522       $      3,069       $     11,156
                                                     -------------    ------------       ------------       ------------

Operating expenses:
         Editorial, production, content and
             technology (excludes stock-based
             compensation expense of $166 in .....           1,182           1,967              2,694             12,967
             1999 and $26 in 1998 included
             below)
         Sales and marketing
             (excludes stock-based
             compensation expense of $83 in ......             278           1,397              2,520             26,944
             1999 included below)
         General and administrative
             (excludes stock-based compensation
             expense of $1,852 in 1999 and .......             830           1,450              1,469              6,048
             $223 in 1998 included below)
         Depreciation and amortization ...........              41             160                287              1,010
         Stock-based compensation ................              --              --                249              2,101
                                                     -------------    ------------       ------------       ------------

Total operating expenses .........................           2,331           4,974              7,219             49,070
                                                     -------------    ------------       ------------       ------------
Loss from operations .............................          (1,316)         (3,452)            (4,150)           (37,914)
         Interest expense (income) ...............              28              12               (249)            (1,203)
                                                     -------------    ------------       ------------       ------------

         Net loss ................................   $      (1,344)   $     (3,464)      $     (3,901)      $    (36,711)
                                                     =============    ============       ============       ============

Basic loss per share(1)...........................   $       (0.66)   $      (1.26)      $      (1.07)      $      (1.89)

Weighted average number of shares of common
         stock outstanding .......................       2,026,233       2,750,552          3,636,558         19,400,443



                                                         DECEMBER 31,
                                            ----------------------------------
                                              1997          1998        1999
CONSOLIDATED BALANCE SHEET DATA:            ---------    ---------   ---------
Current assets............................  $   4,294    $   3,038   $  62,021
Working capital...........................      2,350        1,368      50,874
Total assets..............................      4,633        5,874      85,335
Stockholders' equity......................      2,689        4,204      74,188


---------------
(1) Registrant calculates loss per common share by dividing the loss attributable to common shares by the weighted average number of shares outstanding. It does not include outstanding common stock options and warrants in the loss per common share calculation as their effect is anti-dilutive.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Registrant operates Medscape.com, a healthcare web site for physicians and allied healthcare professionals, such as pharmacists and nurses. To enhance and personalize the consumer experience, Registrant launched a separate consumer site, CBS.Medscape.com, in the third quarter of 1999. On November 1, 1999, CBS.Medscape.com was relaunched as CBSHealthWatch.com. Registrant developed and launched several additional co-branded consumer sites in the fourth quarter of 1999 and the first quarter of 2000 under an agreement with America Online, Inc.

         Registrant commenced operations in April 1996. In October 1998, Registrant acquired Healthcare Communications Group, LLC, which operated a leading HIV web site. In the first quarter of 1999, Registrant acquired the trademarks and hired key employees of Bonehome.com, a leading orthopedic web site, and CompuRx, Inc., a healthcare market research company serving pharmaceutical and other healthcare companies. The Bonehome.com and CompuRx transactions were not material to Registrant's financial statements. These transactions are consistent with Registrant's strategy to be the leading online information source for selected medical specialties and to broaden its revenue streams.

         Since its inception, Registrant has derived substantially all of its revenues from advertising and sponsorships from pharmaceutical companies. Registrant also generates revenues from its e-commerce partners who either provide it with a placement fee or a commission on sales of their products generated through Registrant's web sites. Registrant offers banner advertising to third-party advertisers and generally guarantees delivery of a specified number of advertising impressions. Registrant derives sponsorship revenues from the development of client-sponsored content, including modules on disease topics and editorial coverage of medical conferences. Registrant expects its revenues to be seasonal due to the scheduling of major medical conferences.

         Registrant recognizes banner advertising revenues in the period that it displays the advertisement, provided that no significant obligations remain and collection of the resulting receivable is probable. Registrant recognizes revenues from modules on a cost-of-completion basis and editorial coverage of medical conferences in the period in which the conference was held. Registrant recognizes revenues from e-commerce based on commissions when earned from its third-party partners or, in cases where third-party partners pay placement fees to it, over the life of the product placement. Registrant generally invoices for its services at the inception of a project and records a receivable. Accordingly, Registrant's receivables have increased in connection with its increase in revenues and due to an increase in the number of large scale sponsored programs which have become a more prominent part of its business following its acquisition of Healthcare Communications Group.

         To date, Registrant has incurred substantial costs to create and enhance its content, build brand awareness, develop its infrastructure and grow its business, and has yet to achieve significant revenue. As a result, Registrant has incurred operating losses in each fiscal quarter since it was formed. Registrant expects operating losses and negative cash flow to continue for the foreseeable future as it intends to significantly increase its operating expenses to grow its business. These costs could have an adverse effect on its future financial condition and operating results. Registrant believes that period-to-period comparisons of its financial results are not necessarily meaningful and you should not rely upon them as an indication of its future performance.

RESULTS OF OPERATIONS

         REVENUE AND EXPENSE COMPONENTS

         The following descriptions of the components of revenues and expenses apply to the comparisons of results of operations:

         REVENUES. Revenues consist primarily of sales of advertising banners and sponsorships for developing content for modules and medical conferences. Revenues also include commission revenues or placement fees from product sales, such as medical books, and market research services to pharmaceutical and other healthcare companies.

         EDITORIAL, PRODUCTION, CONTENT AND TECHNOLOGY. Product development expenses consist primarily of salaries, third-party content acquisition costs, the development of sponsored content and expenditures associated with maintaining and enhancing its web sites.

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

         INTEREST EXPENSE/INCOME. Interest expense is related to loans that a related party provided to Registrant, which were fully repaid by the end of 1998. Interest income consists primarily of interest earned on cash and cash equivalents invested in money market funds.

         COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

         Revenues and operating expenses for the year ended December 31, 1999 include Healthcare Communications Group, which Registrant acquired in October 1998.

         REVENUES. Revenues increased 264% to $11.2 million for the year ended December 31, 1999 from $3.1 million in 1998. The increase in revenues was driven by an increased advertiser and sponsor base and an expansion of product lines resulting from the acquisition of Healthcare Communications Group in October 1998.

         EDITORIAL, PRODUCTION, CONTENT AND TECHNOLOGY. Product development, content and technology expenses increased 381% to $13.0 million for the year ended December 31, 1999 from $2.7 million in 1998. The increase in costs was primarily due to increased variable production costs related to the growth of sponsored content revenues, costs associated with expanding and enhancing editorial content, an increase in the number of employees in Registrant's Editorial and Information Technology groups and associated recruitment costs, and costs incurred in upgrading the functionality of Registrant's web sites and its internal networks. A significant portion of the 1999 cost increase reflects building-out core infrastructure across the different functions to support new initiatives and the future growth of the business.

         SALES AND MARKETING. Sales and marketing expenses increased 969% to $26.9 million for the year ended December 31, 1999 from $2.5 million in 1998. The increase in costs was primarily due to increased costs related to the continued development and implementation of Registrant's marketing and branding campaigns, the commencement of marketing activities associated with its agreements with CBS, NDC and AOL, as well as additional sales and marketing personnel. Of the $26.9 million incurred in 1999, $8.4 million relates to non-cash expenses for the utilization of advertising and other services contributed by CBS and NDC in exchange for equity in Registrant. In 1998, there were no such non-cash expenditures.

         GENERAL AND ADMINISTRATION. General and administration expenses increased 312% to $6.0 million for the year ended December 31, 1999 from $1.5 million in 1998. The increase in costs was primarily a result of expenses related to increased personnel and other employee compensation expenses, professional service fees, and facility expenses necessary to support Registrant's growth.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 252% to $1.0 million for the year ended December 31, 1999 from $287,000 in 1998. The increase in costs was attributable to increased depreciation expense resulting from increased purchases of fixed assets, capitalized software development costs associated with CBSHealthWatch.com and full-year impact of amortization of goodwill related to the Healthcare Communications Group acquisition in October 1998.

         STOCK-BASED COMPENSATION. In connection with the issuance of stock options during the second half of 1998 and the first half of 1999, an amount equal to the excess of the fair market value of Registrant's common stock over the option exercise prices is being amortized over four years, the vesting period of the options. The amortization commenced in the fourth quarter of 1998. Additionally, deferred stock compensation includes the amortization of the fair value of the warrants issued to AOL.

         INTEREST EXPENSE / INCOME. Net interest income for the year ended December 31, 1999 was $1.2 million compared to $249,000 in 1998. The higher interest income was due to a higher average of net cash and cash equivalents balance as a result of Registrant's financing activities in 1999.

         INCOME TAXES. As of December 31, 1999, Registrant had federal net operating loss carryforwards of approximately $44.3 million that will be available to reduce future taxable income. The federal net operating loss carryforwards expire beginning in 2011 through 2019. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to Registrant's lack of earnings history.

         COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

         Operating results for the year ended December 31, 1998 include the results of Healthcare Communications Group, which Registrant acquired in October 1998.

         REVENUES. Revenues increased 102% from $1.5 million for the year ended December 31, 1997 to $3.1 million for the year ended December 31, 1998. The increase in revenues was driven by the inclusion of Healthcare Communications Group revenues for November and December 1998 and an increase in the number of advertisers and sponsors on Registrant's web sites. Advertising and sponsorship revenues, for both comparison periods, comprise more than 98% of total revenues.

         EDITORIAL, PRODUCTION, CONTENT AND TECHNOLOGY. Product development expenses increased 37% from $2.0 million for the year ended December 31, 1997 to $2.7 million for the year ended December 31, 1998. The increase in costs was primarily due to increased variable costs associated with the development of sponsored content, as well as from additional editorial, production and technology personnel.

         SALES AND MARKETING. Sales and marketing expenses increased 80% from $1.4 million for the year ended December 31, 1997 to $2.5 million for the year ended December 31, 1998. The increase in costs was primarily due to an expansion of Registrant's sales force and client services staff and costs related to marketing and branding campaigns.

         GENERAL AND ADMINISTRATION. General and administration expenses remained flat at $1.5 million for the year ended December 31, 1998.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 79% from $160,000 for the year ended December 31, 1997 to $287,000 for the year ended December 31, 1998. The increase in costs was largely attributable to increased purchases of fixed assets and amortization of goodwill resulting from the Healthcare Communications Group acquisition in October 1998.

         INTEREST EXPENSE/INCOME. Net interest expense for the year ended December 31, 1997 was $12,000. Net interest income for the year ended December 31, 1998 was $249,000. The improvement was due to higher average net cash and cash equivalents balances as a result of the issuance of preferred stock at the end of 1997 and in 1998, as well as the payment in full of all outstanding loans in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, Registrant has largely financed its operations through the private placement of equity securities and, to a lesser extent, from revenues generated from advertising and sponsorship sales and loans received from a related party.

         On March 5, 1999, Registrant completed a private placement of 1,757,683 shares of Series D preferred stock to 15 accredited investors for which it received net proceeds, after deducting offering costs, of approximately $19.4 million.

         On August 3, 1999, Registrant entered into agreements with CBS Corporation under which, during the following seven years, CBS agreed to give Registrant approximately $150 million in advertising and promotion in the United States and a license to the "CBS" trademark and "Eye" design and selected health-related news content in exchange for 13,938,368 shares of its common stock, which represented approximately 32% of its outstanding capital stock upon completion of the initial public offering in September 1999.

         On August 4, 1999, Registrant entered into a strategic development and marketing agreement with National Data Corporation, an electronic data interchange and data management company for medical practices. As part of this transaction, NDC invested $10 million cash in Registrant, and agreed, over the three year term of the agreement, to provide $10 million in licensing and promotional value and credits against future commission and product purchase amounts due by Registrant to NDC. Of this amount, $6,000,000 will be expensed as used over the three-year life of the agreement, commencing August 4, 1999 and terminating August 31, 2002. In addition, the license fee of $4,000,000 will be amortized on a straight line basis over the life of the agreement. Under the agreement, NDC received 1,000,000 shares of Registrant's common stock and 400,000 shares of Registrant's Series E preferred stock. The 400,000 shares of Series E preferred stock converted into 1,250,000 shares of Registrant's common stock upon completion of Registrant's initial public offering in September 1999. In accordance with instructions by NDC, 25,000 of the 1,000,000 shares of common stock and 10,000 of the 400,000 shares of Series E preferred stock were delivered to NDC's financial advisor in the transaction, Lazard Freres & Co., LLC.

         On September 27, 1999, Registrant completed an initial public offering that ultimately, after inclusion of the exercise on September 30, 1999 of the 900,000-share underwriters' over-allotment, resulted in the issuance of 7,650,000 shares of common stock. Net proceeds received, after deducting offering costs, totaled approximately $54.4 million, including approximately $6.7 million received on October 5, 1999 from the exercise of the over-allotment.

         Net cash used in operating activities was $3.6 million, $4.2 million and $32.6 million for the years ended December 31, 1997, 1998 and 1999, respectively. Cash used in operating activities for all periods was attributable to funding net operating losses and, for the 1999 period, also reflected increases in accounts receivable and in prepaid expenses and other assets offset by increases in accounts payable and accrued liabilities.

         On September 3, 1999, Registrant entered into an agreement with America Online, Inc., under which AOL agreed, among other things, to deliver a guaranteed number of impressions. In addition, Registrant developed separate co-branded web sites on the following AOL properties: AOL.com, CompuServe Service and Netscape Netcenter and Digital City. In exchange, Registrant paid AOL $13 million and agreed to pay an additional $20 million over the next two years. These amounts will be charged to earnings over the three-year life of the contract. In addition, Registrant granted AOL two seven-year warrants, each to purchase up to 1,352,158 shares of its common stock. One of the warrants fully vested on signing and has an exercise price of $10 per share. The other warrant will vest over a three-year period based on AOL meeting specified performance requirements and will have exercise prices equal to the fair market value of Registrant's common stock at the times the warrant becomes exercisable. At the time of issuance, each warrant had a value of approximately $2,530,000 as determined using the Black-Scholes option pricing model. The value of the fully vested warrant is fixed and will be charged to earnings over the three-year AOL contract period, whereas the warrant that vests over three years will be charged to earnings adjusted variably over the vesting period.

         On June 15, 1999, Registrant entered into a License and Web Site Development Agreement with Softwatch Ltd., an Israeli company, and its U.S. subsidiary, Softwatch, Inc., under which Registrant licenses software from

Softwatch to support its consumer sites and to provide ongoing support services for its consumer sites. At the same time, Registrant purchased 1,040,170 Series A preferred shares of Softwatch Ltd. for $2,999,954. In 1998, the cash used in investing activities was primarily for the purchase of Healthcare Communications Group.

         Net cash used in investing activities was $0.2 million, $1.5 million and $47.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. Cash used in investing activities in 1999 related primarily to the investment of the proceeds of Registrant's initial public offering in short-term investment securities combined with the reinvestment of matured short-term investment securities in its portfolio. The other primary uses of funds include its investment in Softwatch and investments in its technology infrastructure, including the development of Registrant's consumer web site launched in September 1999.

         Cash provided by financing activities was $7.3 million, $3.6 million and $83.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

         Cash provided by financing activities in 1999 reflects net proceeds received from the initial public offering of common stock, as well as the issuance of Series D and Series E preferred stock and common stock. Cash provided by financing activities in 1998 reflects net proceeds received from the issuance of Series C preferred stock, and in 1997 from the issuance of Series C preferred stock.

         As of December 31, 1999, the primary source of liquidity for Registrant was $40.8 million of cash and cash equivalents and marketable investment securities. As of that date, it had no bank credit facilities.

         Registrant expects to continue to incur significant operating costs, particularly content creation costs and sales and marketing costs to grow its business and pursue its branding and marketing campaign. A large portion of its promotional expenses for its consumer sites will result from approximately $150 million in advertising to be received from CBS.

         Registrant believes that its current cash, cash equivalents and investment securities combined with any cash generated from operations will be sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, if during or following that period Registrant is not successful in generating sufficient cash flow from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to it, these failures could have a material adverse effect on its business, results of operations and financial condition. If Registrant raises additional funds through the issuance of equity securities, the percentage ownership of its then current stockholders would be reduced.

YEAR 2000 COMPLIANCE

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

         In preparation for the year 2000, Registrant conducted a comprehensive review of both information technology and non-information systems to ensure that they were Year 2000 compliant. Significant information technology systems include its production system, composed of the servers, networks and software that comprise the underlying technical infrastructure that runs its business, and various internal office systems. Its significant non-information technology systems include the telephone systems, air conditioning and security system. Because Registrant is a relatively new business, the majority of its own hardware and software has been acquired or developed within the last two years, during which time there was a high awareness of Year 2000 issues.

         To date, Registrant has not experienced any material difficulties associated with the year 2000 that would have a negative effect on its ability to conduct business. To its knowledge, no third party upon which Registrant depends has experienced a material Year 2000 problem. However, it is still possible that errors or defects may remain undetected or that dates other than January 1 may trigger Year 2000 problems. If this occurs with respect to

Registrant's software systems, or those of third parties on which it relies, its business, reputation, financial condition and results of operations may be adversely impacted.

SUBSEQUENT EVENTS

         On February 9, 2000, the Board of Directors approved the creation of Medscape Europe to accelerate its international expansion in the face of rising global demand for Web-based health information and services. In addition to its European venture, Registrant already operates a Japanese-language site, Medscape Japan.

         On February 21, 2000, Registrant entered into an agreement to merge with MedicaLogic Inc. Registrant shareholders will receive 0.323 shares of MedicaLogic common stock for each share of Registrant's common stock. The transaction will become effective upon approval by the shareholders of the two companies and the satisfaction of other customary conditions. In connection with the proposed transaction, Registrant issued warrants to purchase 100,000 shares of its common stock at $9.3125 per share to its financial advisor. Simultaneous with the announcement of the merger with MedicaLogic, MedicaLogic announced that it had agreed to acquire Total eMed, Inc., a provider of electronic medical transcription services, for approximately eight million shares of MedicaLogic's common stock.

         In February of 2000, Registrant signed a plan of merger and reorganization to acquire all of the outstanding shares of Dialog Medical, Inc., a Delaware corporation, in exchange for 150,000 shares of Registrant's common stock upon closing and an additional 125,000 shares subject to certain performance criteria. Dialog Medical provides integrated patient education and informed consent materials for physicians and consumers. Registrant expects to complete the acquisition in the first quarter of 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY

         The primary objective of the Company's investment activities is to preserve principal while at the same time maximizing the income received from investments without significantly increasing risk. Accordingly, the Company does not enter into financial instrument transactions for trading purposes. Some investments may be subject to market risk, which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, the Company invests its cash in money market funds. In general, money market funds are not subject to market risk as the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 1999, all of the Company's investments mature in less than one year.

EXCHANGE RATE SENSITIVITY

         In Management's opinion, the Company's exposure to foreign currency exchange rate fluctuations is minimal as no revenue is currently denominated in a foreign currency and minimal expenses are paid in a foreign currency.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

         MEDSCAPE, INC.
         Independent Auditors' Report......................................  22
         Consolidated Balance Sheets as of December 31, 1999 and
           December 31, 1998 (As Restated).................................  23
         Consolidated Statements of Operations for  the Years Ended
           December 31, 1999, 1998 (As Restated), and 1997.................  24
         Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency) for the Years Ended December 31,
           1999, 1998 (As Restated), and 1997..............................  25
         Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1999, 1998 (As Restated),
           and 1997........................................................  29
         Notes to Consolidated Financial Statements........................  30

         HEALTHCARE COMMUNICATIONS GROUP, LLC
         Independent Auditors' Report......................................  42
         Balance Sheets as of December 31, 1997 and
           October 27, 1998................................................  43
         Statements of Operations for the Year Ended December 31,
           1997 and the Ten Months Ended October 27, 1998..................  44
         Statements of Member's Capital for the Year Ended
         December 31, 1997 and the Ten Months Ended October 27, 1998.......  45
         Statements of Cash Flows for the Year Ended December 31,
           1997 and the Ten Months Ended October 27, 1998..................  46
         Notes to Financial Statements.....................................  47

                          INDEPENDENT AUDITORS' REPORT

Medscape, Inc.
New York, New York

         We have audited the accompanying consolidated balance sheets of Medscape, Inc. and its subsidiary ("Medscape") as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' (deficiency) equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of Medscape's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Medscape at December 31, 1999 and 1998 and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
February 4, 2000

                                 MEDSCAPE, INC.

                           CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         DECEMBER 31,
                                                                 --------------------------
                                                                     1999          1998
         ASSETS
         Current Assets:
           Cash and cash equivalents.............................$     4,456   $      1,595
           Investment securities, available for sale.............     36,363             --
           Accounts receivable...................................      5,946          1,350
           Prepaid marketing.....................................     12,000             --
           Prepaid expenses and other assets.....................      3,256             93
                                                                 -----------   ------------
                   Total current assets..........................     62,021          3,038
         Fixed assets-- net......................................      7,568            380
         Intangible assets-- net.................................     12,590          2,456
         Investment in Softwatch.................................      3,156             --
                                                                 -----------   ------------
                   Total assets..................................$    85,335   $      5,874
                                                                 ===========   ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
           Accounts payable and accrued liabilities..............$     9,567   $        871
           Deferred revenue......................................      1,580            799
                                                                 -----------   ------------
                   Total current liabilities.....................     11,147          1,670
                                                                 -----------   ------------
         Stockholders' Equity:
           Common stock, par value $.01; 100,000,000
              shares authorized, 44,680,144 issued and
              44,661,094 outstanding at December 31, 1999........         447            --
           Common stock, Class A -- 0 shares authorized at
              December 31, 1999; par value $.01; 15,000,000
              shares authorized, 1,079,000 issued and                                    11
              outstanding at December 31, 1998.....................       --
           Common stock, Class B -- 0 shares authorized at,
              December 31 1999; par value $.01; 15,000,000
              shares authorized, 5,792,318 issued and                                    58
              outstanding at December 31, 1998.....................       --             --
           Preferred stock, Undesignated -- par value $.01;
              5,000,000 shares authorized, 0 shares issued and
              outstanding at December 31, 1999;  0 shares                 --             --
              authorized at December 31, 1998......................
           Preferred stock, Series A -- 0 shares authorized at
              December 31, 1999; par value $.01; 1,000,000 shares
              authorized, 788,200 issued and outstanding at
              December 31, 1998...................................        --              8
           Preferred stock, Series C -- 0 shares authorized at
              December 31, 1999; par value $.01; 4,000,000 shares
              authorized, 2,410,760 issued and outstanding at
              December 31, 1998                                           --             24
           Additional paid-in capital............................    266,196         14,158
           Warrants..............................................      6,840             --
           Deferred stock compensation...........................     (7,984)          (715)
           Contribution of services..............................   (145,224)            --
           Treasury stock........................................         (3)            (3)
           Notes receivable......................................       (628)          (628)
         Accumulated other comprehensive loss                            (36)            --
              Accumulated deficit................................    (45,420)        (8,709)
                                                                 -----------   ------------
                   Total stockholders' equity....................     74,188          4,204
                                                                 -----------   ------------
                   Total liabilities and stockholders' equity    $    85,335   $      5,874
                                                                 ===========   ============

                 See notes to consolidated financial statements.

                                 MEDSCAPE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                             1999          1998            1997
     Revenue..........................................   $    11,156    $     3,069     $     1,522
                                                         -----------    -----------     -----------
     Operating expenses:
        Editorial, production, content and technology
        (excludes stock-based compensation expense of
        $166 in 1999 and $26 in 1998 included below)          12,967          2,694           1,967
        Sales and marketing (excludes stock-based
        compensation expense of $83 in 1999 included          26,944          2,520           1,397
        below)........................................
        General and administrative (excludes
        stock-based  compensation expense of $1,852
        in 1999 and $223 in 1998 included below)......         6,048          1,469           1,450
        Depreciation and amortization.................         1,010            287             160
        Stock-based compensation......................         2,101            249              --
                                                        ------------    -----------     -----------
               Total operating expenses...............        49,070          7,219           4,974
                                                         -----------    -----------     -----------
     Loss from operations.............................       (37,914)        (4,150)         (3,452)
        Interest expense (income).....................        (1,203)          (249)             12
     Net loss.........................................   $   (36,711)   $    (3,901)    $    (3,464)
                                                         ===========    ===========     ===========
     Basic net loss per share.........................   $     (1.89)   $     (1.07)    $     (1.26)
                                                         ===========    ===========     ===========
     Weighted average number of shares of common
         stock Outstanding............................    19,400,443      3,636,558       2,750,552
                                                         ===========    ===========     ===========

                 See notes to consolidated financial statements.

                                                            MEDSCAPE, INC.

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         CLASS A                  CLASS B                               UNDESIGNATED
                                         -------                  -------                               ------------
                                       COMMON STOCK             COMMON STOCK         COMMON STOCK      PREFERRED STOCK
                                   -------------------      -------------------    ----------------    ----------------
                                   SHARES       AMOUNT      SHARES       AMOUNT    SHARES    AMOUNT    SHARES    AMOUNT
  Balance, January 1, 1997         1,079,000   $10,790      1,627,000   $16,270        --        --        --        --
  Issuance of  Series B
    preferred stock                       --        --             --        --        --        --        --        --
  Conversion of preferred stock           --        --             --        --        --        --        --        --
  Issuance of series C preferred
    stock                                 --        --             --        --        --        --        --        --
  Exercise of stock options               --        --         99,645       995                  --        --        --
  Contributed capital                     --        --             --        --        --        --        --        --
  Net loss                                --        --             --        --        --        --        --        --
                                   ---------   -------      ---------   -------   -------   -------   -------   -------
Balance, December 31, 1997         1,079,000    10,790      1,726,645    17,265        --        --        --        --
  Purchase of treasury stock              --        --             --        --        --        --        --        --
  Options issued to nonemployees          --        --             --        --        --        --        --        --
  Deferred stock compensation
    related to issuance of                --        --             --        --        --        --        --        --
    options
  Issuance of series C preferred
    stock                                 --        --             --        --        --        --        --        --
  Issuance of class B common
    stock (acquisition)
                                          --        --      3,650,870    36,510        --        --        --        --
  Exercise of stock options
                                          --        --        414,803     4,148        --        --        --        --
  Amortization of deferred stock
    compensation                          --        --             --        --        --        --        --        --
  Net loss                                --        --             --        --        --        --        --        --
                                   ---------   -------      ---------   -------   -------   -------   -------   -------
   Balance, December 31, 1998      1,079,000   $10,790      5,792,318   $57,923        --      $ --        --      $ --
                                   =========   =======      =========   =======   =======   =======   =======   =======


                                          SERIES A              SERIES B               SERIES C
                                          --------              --------               --------
                                       PREFERRED STOCK       PREFERRED STOCK        PREFERRED STOCK
                                      -----------------    -------------------    -------------------
                                      SHARES     AMOUNT    SHARES       AMOUNT    SHARES       AMOUNT
  Balance, January 1, 1997 .....      788,200    $7,882        --         --           --        --
  Issuance of  Series B
    preferred stock ............         --        --       123,974      1,240         --        --
  Conversion of preferred stock          --        --      (123,974)    (1,240)     326,087     3,261
  Issuance of series C preferred
    stock ......................         --        --          --         --      1,152,272    11,523
  Exercise of stock options ....         --        --          --         --           --        --
  Contributed capital ..........         --        --          --         --           --        --
  Net loss .....................         --        --          --         --           --        --
                                      -------    ------    --------    -------    ---------   -------
Balance, December 31, 1997 .....      788,200     7,882        --         --      1,478,359    14,784
  Purchase of treasury stock ...         --        --          --         --           --        --
  Options issued to nonemployees         --        --          --         --           --        --
  Deferred stock compensation
    related to issuance of .....         --        --          --         --           --        --
    options
  Issuance of series C preferred
    stock ......................         --        --          --         --        932,401     9,324
  Issuance of class B common
    stock (acquisition)
                                      -------    ------    --------    -------    ---------   -------
  Exercise of stock options
                                      -------    ------    --------    -------    ---------   -------
  Amortization of deferred stock
    compensation ...............         --        --          --         --           --        --
  Net loss .....................         --        --          --         --           --        --
                                      -------    ------    --------    -------    ---------   -------
   Balance, December 31, 1998 ..      788,200    $7,882        --      $  --      2,410,760   $24,108
                                      =======    ======    ========    =======    =========   =======

                 See notes to consolidated financial statements.

                                                            MEDSCAPE, INC.

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                  SERIES D                                                 DEFERRED
                              PREFERRED STOCK      ADDITIONAL                 CONTRIBU-      STOCK
                                                    PAID-IN                   TION OF      COMPENSA-     NOTES
                             SHARES     AMOUNT      CAPITAL      WARRANTS     SERVICES       TION      RECEIVABLE
                             ------     ------      -------      --------     --------       ----      ----------
Balance, January 1, 1997          --          --       $15,301           --           --          --           --
   Issuance of series B
    preferred stock.......        --          --     1,498,760           --           --          --           --
   Conversion of                  --          --        (2,021)          --           --          --           --
  preferred stock
   Issuance of series C
    preferred stock.......        --          --     5,288,924           --           --          --           --
   Exercise of stock              --          --         3,078           --           --          --           --
  options.................
   Contributed capital....        --          --       642,364           --           --          --           --
   Net loss...............
                             -------     -------   -----------      -------     --------  ----------      -------
                                  --          --            --           --           --          --           --
Balance, December 31, 1997        --          --     7,446,406           --           --          --           --
   Purchase of treasury           --          --            --           --           --          --           --
  stock
   Options issued to
    nonemployees                  --          --        65,000           --           --          --           --
   Deferred stock
    compensation related          --          --       497,445           --           --    (497,445)          --
    to issuance of options
   Issuance of series C
    preferred stock.......        --          --     3,990,675           --           --          --           --
   Issuance of class B
    common stock                  --          --     2,154,013           --           --    (467,311)    (627,950)
    (acquisition)
   Exercise of stock              --          --         4,770           --           --          --           --
  options.................
  Amortization of
    deferred  stock               --          --            --           --           --     249,320           --
    compensation
   Net loss...............        --          --            --           --           --          --           --
                                  --          --            --  --       --  --       --          --           --
Balance, December 31, 1998        --  $       --   $14,158,309  $        --           --  $ (715,436)   $(627,950)
                                  ==  ==      ==   ===========  ==       ==  ==       ==  ==========    =========


                                             ACCUMULATED
                                                OTHER
                               ACCUMULATED   COMPREHEN-       TREASURY
                                 DEFICIT      SIVE LOSS         STOCK       TOTAL
                                 -------      ---------         -----       -----
Balance, January 1, 1997      $(1,344,490)          --            --  $(1,294,247)
   Issuance of series B
    preferred stock.......             --           --            --    1,500,000
   Conversion of                       --           --            --           --
  preferred stock
   Issuance of series C
    preferred stock.......             --           --            --    5,300,447
   Exercise of stock                   --           --            --        4,073
  options.................
   Contributed capital....             --           --            --      642,364
   Net loss...............     (3,463,914)                             (3,463,914)
                              -----------    ---------      --------  -----------
Balance, December 31, 1997     (4,808,404)          --            --    2,688,723
   Purchase of treasury                --           --        (3,277)      (3,277)
  stock
   Options issued to
    nonemployees                       --           --            --       65,000
   Deferred stock
    compensation related               --           --            --           --
    to issuance of options
   Issuance of series C
    preferred stock.......             --           --            --    3,999,999
   Issuance of class B
    common stock                       --           --            --    1,095,262
    (acquisition)
   Exercise of stock                   --           --            --        8,918
  options.................
  Amortization of
    deferred  stock                    --           --            --      249,320
    compensation
   Net loss...............     (3,900,619)          --            --   (3,900,619)
                              -----------           --            --   ----------
Balance, December 31, 1998    $(8,709,023)         $--        (3,277)  $4,203,326
                              ===========          ===        ======   ==========

                 See notes to consolidated financial statements.

                                                            MEDSCAPE, INC.

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                          FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                         CLASS A                CLASS B                                   UNDESIGNATED
                                         -------                -------                                   ------------
                                      COMMON STOCK           COMMON STOCK           COMMON STOCK         PREFERRED STOCK
                                      ------------           ------------           ------------         ---------------
                                    SHARES      AMOUNT     SHARES      AMOUNT      SHARES     AMOUNT     SHARES    AMOUNT
                                    ------      ------     ------      ------      ------     ------     ------    ------
Balance, January 1, 1999            1,079,000   $10,790    5,792,318     $57,923          --         --        --        --
  Issuance of  series D
    preferred stock                        --        --           --          --          --         --        --        --
  Warrants issued as                       --        --           --          --          --         --        --        --
    compensation
  Issuance of class A & B
    common stock to CBS Corp.       7,397,208    73,972    6,541,160      65,412          --         --        --        --
  Issuance of class A common
    stock and series E
    preferred stock to NDC Corp.    1,000,000    10,000           --          --          --         --        --        --
  Warrants issued as
    compensation for services              --        --           --          --          --         --        --        --
  Exercise of stock options                --        --    1,311,773      13,118          --         --        --        --
  Initial public offering of
    common stock                           --        --           --          --   7,650,000     76,500        --        --
  Conversion to common stock at
    initial public offering        (9,476,208)  (94,762) (13,645,251)   (136,453) 37,030,144    370,302        --        --
  Deferred stock compensation
    related to issuance of                 --        --           --          --          --         --        --        --
    options
  Advertising and promotion
    services received for stock            --        --           --          --          --         --        --        --
  Revaluation of warrants
    issued as compensation for             --        --           --          --          --         --        --        --
    services
  Amortization of deferred
    stock compensation                     --        --           --          --          --         --        --        --
  Net loss                                 --        --           --          --          --         --        --        --
  Net unrealized loss on
investments                                --        --           --          --          --         --        --        --
Balance, December 31, 1999                 --  $     --           $           --  44,680,144  $ 446,802        --      $ --
                                           ==  ==    ==           ==          ==  ==========  =========        ==      ====

                                       SERIES A             SERIES B             SERIES C
                                       --------             --------             --------
                                    PREFERRED STOCK     PREFERRED STOCK       PREFERRED STOCK
                                    ---------------     ---------------       ---------------
                                    SHARES     AMOUNT    SHARES    AMOUNT     SHARES      AMOUNT
                                    ------     ------    ------    ------     ------      ------
Balance, January 1, 1999             788,200    $7,882        --        --    2,410,760   $24,108
  Issuance of  series D
    preferred stock                       --        --        --        --           --        --
  Warrants issued as                      --        --        --        --           --        --
    compensation
  Issuance of class A & B
    common stock to CBS Corp.             --        --        --        --           --        --
  Issuance of class A common
    stock and series E
    preferred stock to NDC Corp.          --        --        --        --           --        --
  Warrants issued as
    compensation for services             --        --        --        --           --        --
  Exercise of stock options               --        --        --        --           --        --
  Initial public offering of
    common stock                          --        --        --        --           --        --
  Conversion to common stock at
    initial public offering        (788,200)   (7,882)        --        --  (2,410,760)  (24,108)
  Deferred stock compensation
    related to issuance of                --        --        --        --           --        --
    options
  Advertising and promotion
    services received for stock           --        --        --        --           --        --
  Revaluation of warrants
    issued as compensation for            --        --        --        --           --        --
    services
  Amortization of deferred
    stock compensation                    --        --        --        --           --        --
  Net loss                                --        --        --        --           --        --
  Net unrealized loss on
investments                               --        --        --        --           --        --
Balance, December 31, 1999                --       $--        --       $--           --       $--
                                          ==       ===        ==       ===           ==       ===

                 See notes to consolidated financial statements.

                                                            MEDSCAPE, INC.

                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                          FOR THE YEAR ENDED DECEMBER 31, 1999, 1998 AND 1997

                                       SERIES D & E                                                DEFERRED
                                     PREFERRED STOCK      ADDITIONAL                CONTRIBU-       STOCK
                                                           PAID-IN                   TION OF       COMPENS       NOTES
                                     SHARES     AMOUNT     CAPITAL      WARRANTS     SERVICES       -ATION     RECEIVABLE
                                     ------     ------     -------      --------     --------       ------     ----------
Balance, January 1, 1999                   --        --   $14,158,309         --             --     $(715,436) $(627,950)
  Issuance of series D
    preferred stock                 1,757,683    17,577    19,396,969         --             --            --         --
  Warrants issued as
    compensation                           --        --       (85,003)    85,003             --            --         --
  Issuance of class A & B
    common stock to CBS Corp.              --        --   156,317,070         --   (149,860,616)           --         --
  Issuance of class A common
    stock and series E
    preferred stock to NDC Corp.      400,000     4,000    19,422,040         --     (3,500,000)           --         --
  Warrants issued as
    compensation for services              --        --            --  5,060,000             --    (5,060,000)        --
  Exercise of stock options                --        --       252,324         --             --            --         --
  Initial public offering of
    common stock                           --        --    54,206,383         --             --            --         --
  Conversion to common stock at
    initial public offering        (2,157,683)  (21,577)      (85,520)        --             --            --         --
  Deferred stock compensation
    related to issuance of
    options                                --        --     2,614,225         --             --    (2,614,225)        --
  Advertising and promotion
    services received for stock            --        --            --         --      8,136,697            --         --
  Revaluation of warrants
    issued as compensation for
    services                               --        --            --  1,695,000             --    (1,695,000)        --
  Amortization of deferred
    stock compensation                     --        --            --         --             --     2,101,246         --
  Net loss                                 --        --            --         --             --            --         --
  Net unrealized loss on                   --        --            --         --             --            --         --
investments

Balance, December 31, 1999                 --  $     --  $266,196,797 $6,840,003  $(145,223,919) $(7,983,415)  $(627,950)
                                           ==  ==    ==  ============ ==========  ============= ============  =========


                                                  ACCUMULATED
                                                      OTHER
                                    ACCUMULATED  COMPREHENSIVE   TREASURY
                                       DEFICIT        LOSS         STOCK       TOTAL
                                       -------        ----         -----       -----
Balance, January 1, 1999             $(8,709,023)            --    $(3,277)   $4,203,326
  Issuance of series D
    preferred stock                           --             --         --    19,414,546
  Warrants issued as
    compensation                              --             --         --            --
  Issuance of class A & B
    common stock to CBS Corp.                 --             --         --     6,595,838
  Issuance of class A common
    stock and series E
    preferred stock to NDC Corp.              --             --         --    15,936,040
  Warrants issued as
    compensation for services                 --             --         --            --
  Exercise of stock options                   --             --         --       265,442
  Initial public offering of
    common stock                              --             --         --    54,282,883
  Conversion to common stock at
    initial public offering                   --             --         --            --
  Deferred stock compensation
    related to issuance of
    options                                   --             --         --            --
  Advertising and promotion
    services received for stock               --             --         --     8,136,697
  Revaluation of warrants
    issued as compensation for
    services                                  --             --         --            --
  Amortization of deferred
    stock compensation                        --             --         --     2,101,246
  Net loss                           (36,711,716)            --         --   (36,711,716)
  Net unrealized loss on                      --        (36,201)        --       (36,201)
investments
Balance, December 31, 1999           $(45,420,739       (36,201)   $(3,277)  $74,188,101
                                     ============      ========   ========   ===========

                 See notes to consolidated financial statements.

                                 MEDSCAPE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                                     -----------------------
                                                                  1999          1998         1997
         OPERATING ACTIVITIES
           Net loss........................................   $   (36,711)   $   (3,901)  $    (3,464)
           Adjustments to reconcile net loss to net cash
              used in operating activities:
              Stock-based compensation expense.............         2,101           249            --
              Amortization of license fees.................           794            --            --
              Non-cash advertising and promotion...........         8,366            --            --
              Depreciation and amortization................         1,010           287           160
              Recruiting fees-- issuance of options........            --            65            --
           Changes in assets and liabilities:
              (Increase) decrease in accounts receivable           (4,596)          474          (284)
              Increase in prepaid marketing, expenses and
              other assets ................................       (12,891)           (6)          (21)
              Increase (decrease) in accounts payable and
              accrued liabilities..........................         8,696          (265)          (91)
              Increase (decrease) in deferred revenue......           781        (1,126)           92
                                                              -----------    -----------  -----------
                   Net cash used in operating activities          (32,450)       (4,223)       (3,608)
                                                              -----------    ----------   -----------
         INVESTING ACTIVITIES
           Purchase of fixed assets........................        (8,034)         (262)         (222)
           Acquisition of intangible assets................           (93)           --            --
           Investment in Softwatch.........................        (3,156)           --            --
           Purchase of investment securities...............      (136,561)           --            --
           Proceeds from maturities and sales of investment
              Securities...................................       100,162
           Payments for business acquired, net of cash
              Acquired (note 1)............................            --        (1,195)           --
                                                              -----------    -----------  -----------
                   Net cash used in investing activities          (47,682)       (1,457)         (222)
                                                              -----------    ----------   -----------
         FINANCING ACTIVITIES
           Proceeds from loan..............................            --            --           962
           Payment of loan.................................            --          (359)       (1,150)
           Proceeds from issuance of common stock..........        53,858            --            --
           Proceeds from issuance of preferred stock.......        28,870         4,000         6,801
           Proceeds from exercise of stock options.........           265             9             4
           Purchase of treasury stock......................            --            (3)           --
           Contributed capital.............................            --            --           642
                                                              -----------    ----------   -----------
                   Cash provided by financing activities           82,993         3,647         7,259
                                                              -----------    ----------   -----------
         Increase (decrease) in cash and cash equivalents..         2,861        (2,033)        3,429
         Cash and cash equivalents, beginning of period....         1,595         3,628           199
                                                              -----------    ----------   -----------
         Cash and cash equivalents, end of period..........   $     4,456    $    1,595   $     3,628
                                                              ===========    ==========   ===========

                 See notes to consolidated financial statements.

                                 MEDSCAPE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  ORGANIZATION AND NATURE OF BUSINESS

         Medscape, Inc. was formed and incorporated under the laws of the State of New York in March 1996, and commenced operations in April 1996. The Company was reincorporated in Delaware in December 1998. The Company operates Medscape.com, a healthcare web site for physicians and allied healthcare professionals such as pharmacists and nurses, and CBS.Healthwatch.com, a separate web site to enhance and personalize the consumer experience. The Company's web sites are a valuable resource that enables members to make better-informed healthcare decisions. The Company provides comprehensive, authoritative and timely medical information, including original proprietary articles written by renowned medical experts. The Company sells advertising and sponsorship, market research and other services to pharmaceutical, medical device and other healthcare companies. The Company also sells products, such as medical books, to physicians, allied healthcare professionals and consumers. The Company operates in one segment in the United States.

         Effective October 27, 1998, the Company consummated an acquisition in accordance with a purchase agreement with Healthcare Communications Group, LLC, ("HCG") a Maryland corporation. HCG is a medical communications/education company that develops, produces and distributes unique live, print, digital and Internet-based programs for healthcare professionals funded by pharmaceutical companies. The agreement provided for the purchase of the membership interests of HCG.

         The purchase price of $2,304,671 was allocated principally to working capital and assets, including accounts receivable and goodwill (see below).

         The acquisition of HCG has been accounted for by the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective estimated fair values at the date of acquisition. The excess of the purchase price over the aggregated estimated fair values of the net tangible assets acquired has been recorded as goodwill, which is being amortized over fifteen years.

         The purchase price was allocated in the following manner:

            Purchase price:
              Cash at closing........................               $ 1,075,000
              Legal and accounting fees..............                   134,409
              Common stock 1,825,435 shares at $0.60
              (Note8) ...............................                 1,095,262
                                                                    -----------
                                                                      2,304,671

            Liabilities assumed:
              Accounts payable.......................   $   74,777
              Demand note, Medscape..................      275,000
              Deferred revenue.......................    1,121,193
              Payroll tax liabilities................        5,182    1,476,152
                                                        ----------  -----------
            Assets purchased:
              Cash...................................       14,081
              Accounts receivable....................    1,190,359
              Prepaid expenses.......................       54,730
              Fixed assets...........................       76,777
              Intangibles............................        5,383   (1,341,330)
                                                        ----------  -----------
            Total goodwill...........................               $ 2,439,493
                                                                    ===========

         The following presents, on a pro forma basis, the Company's operations as if Medscape and HCG were combined as of the beginning of the periods presented.

                                                JANUARY 1,     JANUARY 1,
                                                   1998           1997
                                                       (UNAUDITED)

                            Total revenue      $ 5,653,660    $ 4,677,687
                                               ===========    ===========
                            Net loss.....      $(3,928,202)   $(3,086,341)
                                               ===========    ===========

                                 MEDSCAPE, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company and its subsidiary, HCG. The results of the subsidiary acquired are included from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid short-term cash investments purchased with maturities of three months or less as cash and cash equivalents.

INVESTMENT SECURITIES

         The Company maintains a portfolio of short-term investment securities. All such investments are classified as available for sale, which requires that each security be carried at fair value with changes in fair value reflected as a component of comprehensive income within stockholders' equity.

CONCENTRATION OF CREDIT RISK

         The Company's financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents, investment securities, and trade accounts receivable. The Company maintains its cash and cash equivalents in bank accounts which, at times, exceed federally insured limits. The Company maintains its investment securities with an internationally known financial institution. The Company has not experienced any losses in these accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents or its investment securities. Concentrations of credit risks with respect to accounts receivable are limited because of the Company's expanding customer base and the credit worthiness of its three major customers (see Note 12), making up the majority of the accounts receivable balance.

DEPRECIATION AND AMORTIZATION

         The Company provides for depreciation of property and equipment based on the estimated useful lives of the applicable assets and the life of leases or the life of the leasehold improvement if less, using the straight-line method.

         Expenditures for renewals and improvements which extend the useful lives of assets are capitalized, while maintenance and repairs are charged to operations as incurred.

SOFTWARE DEVELOPED FOR INTERNAL USE

The Company accounts for the costs of developing software for internal use under the provisions of American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE which was effective for the year ended December 31, 1999. This SOP provides for the capitalization of both internal costs, such as payroll and payroll related costs, and

                                 MEDSCAPE, INC.

external costs that are directly related to the development of certain systems and related software. Medscape amortizes these costs over the anticipated life of the systems. Prior to January 1, 1999, the Company expensed all internal costs related to software development.

GOODWILL, OTHER INTANGIBLE ASSETS AND RELATED AMORTIZATION

         Goodwill represents the excess of cost over the fair value of the net assets acquired of HCG and is being amortized using the straight-line method over fifteen years.

         Other intangible assets consist of licenses and trademarks which are being amortized using the straight-line method over their estimated useful life.

         On June 15, 1999, the Company purchased 1,040,170 Series A Preferred Shares of Softwatch Ltd. (Softwatch), an Israeli company, for $2,999,954. At the same time, the Company and Softwatch entered into a License and Web Site Development Agreement pursuant to which the Company licensed software from Softwatch to support its consumer site and for Softwatch to provide ongoing support services for the consumer site. On the date of the Agreement, the Company paid $500,000 in cash of a total $1,500,000 licensing fee. $500,000 of the remaining balance will be paid upon delivery of the software and $500,000 upon acceptance by the Company. The Company will also pay royalties under the Agreement. The Company accounts for its investment of Softwatch on the cost method.

IMPAIRMENT OF LONG LIVED ASSETS

         The Company's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. The Company determined that, as of December 31, 1999 and 1998, there had been no impairment in the carrying value of the long-lived assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value due to their short-term maturities. The investment securities are carried at their fair market value.

REVENUE RECOGNITION

         Income is derived from a variety of sources including advertising, sponsorship of on-line journals, medical conferences, market research and e-commerce. Revenues from advertising are recognized in the period in which the advertisement is displayed. Revenue from sponsored programs, such as medical conferences, are recognized when the conference is completed and the next-day conference summary is published on the Company's Web site. Revenues from sponsored content, such as clinical modules, is recognized on a percentage of completion basis. Revenues from market research are recognized upon completion of the project.

DEFERRED REVENUE

         Deferred revenue represents amounts billed in excess of revenues recognized. Included in accounts receivable are amounts due (under contract) relating to deferred revenue.

                                 MEDSCAPE, INC.

INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 establishes financial accounting and reporting standards for the effect of income taxes that result from activities during the current and preceding years. SFAS No. 109 requires an asset and liability approach for financial reporting for income taxes.

NET LOSS PER COMMON SHARE

         Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share has not been presented since the impact for options, warrants and conversion of preferred shares would have been anti-dilutive (see notes 8 and 9).

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities, and, as amended, is required to be adopted during the Company's year ending December 31, 2001. Generally, SFAS No. 133 requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designated as a hedge. The Company currently does not have any derivative instruments and is not engaged in hedging activities.

RECLASSIFICATIONS

         Certain prior years' amounts have been reclassified to conform to the current year presentation.

3.  INVESTMENT SECURITIES

         At December 31, 1999, investment securities available for sale consist of the following (in thousands):

                                                   GROSS                                 FAIR
                                                 AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                  CATEGORY                          COST        GAINS       LOSSES      VALUE
                  Commercial paper...........    $    7,667  $        1           --   $  7,668
                  Corporate debt securities..        12,176          --          (10)    12,166
                  Asset backed securities....        16,556          --          (27)    16,529
                                                 ----------  ----------   ----------   --------
                                                 $   36,399  $        1   $      (37)  $ 36,363
                                                 ==========  ==========   ==========   ========

         All of the commercial paper and corporate debt securities have contractual maturity dates of less than one year. All of the asset-backed securities have effective maturity dates of less than one year and have contractual maturity dates ranging from less than one year to greater than ten years. A summary of the contractual maturities is as follows (in thousands):

                                                   GROSS       FAIR
                                                 AMORTIZED    MARKET
                  MATURITY CATEGORY                 COST      VALUE

                  Due within 1 year..........    $   19,843  $  19,834
                  Due after 1 year though 5
                  years......................        14,174     14,150
                  Asset backed securities....         2,382      2,379
                                                 ----------  ---------
                                                 $   36,399  $  36,363
                                                 ==========  =========

                                 MEDSCAPE, INC.

4.  FIXED ASSETS

         Fixed Assets consist of the following (in thousands):

                                                  DECEMBER 31,
                                            ----------------------  USEFUL LIFE
             DESCRIPTION                       1999        1998      (IN YEARS)

             Computers and peripherals..    $    4,122  $      602        3
             Software...................         3,716          --        3
             Furniture and fixtures.....           205          66        5
             Leasehold improvements.....           798         139        2
                                            ----------  ----------
                                                 8,841         807

             Less accumulated depreciation      (1,273)       (427)
                                            ----------  ----------
             Fixed assets-- net.........    $    7,568  $      380
                                            ==========  ==========


5.  INTANGIBLE ASSETS

         Intangible Assets consist of the following (in thousands):

                                                  DECEMBER 31,
                                             --------------------   USEFUL LIFE
              DESCRIPTION                       1999        1998    (IN YEARS)
              Trademarks.................    $     147    $     55       15
              Licenses...................       11,000          --        *
              Goodwill...................        2,439       2,439       15
              Organization costs.........           --          23        5
                                             ---------    --------
                                                13,586       2,517

              Less accumulated amortization       (996)        (61)
                                            ----------    --------
              Intangible assets-- net....   $   12,590       2,456
                                            ==========    ========


         In 1997, the Company changed the useful life of intangible assets from 40 years for trademarks and 15 years for organization costs to 15 and 5 years, respectively, to more properly reflect their expected useful lives in the current business environment. The impact of the change was not material to the Company's financial statements.

                  * This category is comprised of 2 licenses, the first license is valued at $7,000,000 and is being amortized over 7 years and the second license is valued at $4,000,000 and is being amortized over it's useful life of 3 years.

6.  INCOME TAXES

         No provision for income taxes has been made because the Company has sustained cumulative losses since the commencement of its operations.

         At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $51.7 million. Utilization of a certain portion of these losses against future income may be subject to limitations. The NOLs are scheduled to expire in the following years:

                                 2011... $ 663,000
                                 2012... 3,306,000
                                 2018... 3,583,000
                                2019... 43,168,000

                                 MEDSCAPE, INC.

         In accordance with SFAS No. 109, the Company has computed the components of deferred income taxes as follows (in thousands):

                                                      DECEMBER 31,
                                                      ------------
                                            1999          1998         1997
              Deferred tax assets...    $    23,756   $     3,420  $     1,961
              Less valuation allowance      (23,756)       (3,420)      (1,961)
                                        -----------   -----------  -----------
              Net deferred tax assets   $        --   $        --  $        --
                                        ===========   ===========  ===========

         The principal component of the Company's deferred tax asset is its NOLs. At December 31, 1999 and 1998, a valuation allowance equal to the amount of the deferred tax assets is provided as it has not been established that it is more likely than not that the tax benefits will be realized.

7.  RETIREMENT PLAN

         The Company has a 401(k) Retirement/Savings Plan (the "Plan") for all eligible employees. Employees are eligible to participate after they have completed three months of service. The Company is not required to, but may match employee contributions. In addition, the Company may make a discretionary contribution to the Plan. The Company did not make any contributions to the Plan for the years ended December 31, 1999, 1998 or 1997.

8.  STOCKHOLDERS' (DEFICIENCY) EQUITY

         The only authorized stock of the Company at December 31, 1999 is the common stock and the Undesignated Preferred Stock. All other issues were either redesignated or converted to common stock with the Company's initial public offering on September 27, 1999.

         In January 1997, the Company issued 123,974 shares of Series B preferred stock at $12.10 per share for $1,500,000. In October 1997, the Company issued 1,152,272 shares of Series C preferred stock at $4.60 per share for $5,300,447. As part of this offering, the Company converted all of the Series B preferred stock outstanding for 326,087 shares of Series C Preferred stock at $4.60 per share. The total capital raised in 1997 from these offerings was $6,800,447, of which $800,000 was used to pay the principal and interest on the loan payable to SCP Communications, Inc. ("SCP"), a related party, with the remainder used to fund the Company's ongoing operations.

         During 1997, SCP contributed to capital $642,364 which the Company owed to it under an administrative services agreement (note 13).

         In March 1998, the Company issued 932,401 shares of Series C preferred stock at $4.29 per share for $3,999,999. In October 1998, the Company issued 1,825,435 shares of Class B common stock in connection with the acquisition of Healthcare Communications Group. The Company also received a note for $627,950 from the majority shareholder in lieu of payment for an additional 1,825,435 shares of Class B common stock. The note is presented as a contra to shareholders' equity. Such shares vest over 3 years. The fair value in excess of $627,950 has been included in the charge to deferred stock compensation as an offset in the equity section of the balance sheet and is being amortized over three years.

         On May 17, 1999, the Company effected a 2.5-for-one stock split for each outstanding share of each class of common shares. In connection with the stock split, the number of authorized shares of Class A common stock was increased to an aggregate of 1,079,000 shares, the number of authorized shares of Class B common stock was increased to an aggregate of 6,701,363 shares and the preferred stock became convertible into 2.5 times as many shares of the Class A common stock and each outstanding warrant and option became exercisable into 2.5 times as many shares of the Class B common stock. The 2.5-for-one stock split described above has been applied retrospectively for all periods presented.

                                 MEDSCAPE, INC.

         On September 27, 1999, the Company completed an initial public offering that ultimately, after inclusion of the exercise on September 30, 1999 of the 900,000 share underwriter's over-allotment, resulted in the issuance of 7,650,000 shares of common stock. Net proceeds received, after deducting offering costs, totaled approximately $54.4 million, including approximately $6.7 million received on October 5, 1999 from the exercise of the over-allotment. Simultaneous with the offering, each outstanding share of Class B common stock was converted into Class A common stock on a one-for-one basis and Class A common stock was concurrently redesignated as common stock. Additionally, each outstanding share of Series A, Series C-1, and Series D preferred stock was converted into 2.5 shares of common stock, Series C preferred stock was converted into 2.68 shares of common stock, and Series E preferred stock was converted into 3.125 shares of common stock. The conversions of preferred stock resulted in the issuance of 13,908,685 shares of common stock. An increase in the number of authorized shares of common stock to 100,000,000 was also effected simultaneous with this offering and a new class of 5,000,000 shares of undesignated preferred stock was also authorized.

         During September 1999, stock was issued to CBS corporation (CBS) and National Data Corporation (NDC) as discussed in Note 10.

9.  STOCK OPTION PLAN

         During 1996, the Board of Directors adopted the Medscape, Inc. 1996 Stock Option Plan (the "Plan"). Pursuant to the Plan, the Board of Directors granted incentive stock options to certain key employees and non-qualified stock options to certain key non-employees all at fair value. Under the Plan approved by the Board of Directors, the total number of shares of common stock that may be granted is 8,250,000.

         The incentive stock options granted permit key employees the right and option to purchase shares of common stock. Except for a change of control, as defined, an option may not be exercised within one year from the date of the grant and no option will be exercisable after 10 years from the date granted. Stock options vest over a three or four-year period, with one-third or one-quarter of the options becoming exercisable one year from date of grant. For options issued with an exercise below fair market value, the excess of the fair market value over the exercise price has been charged to stock based compensation expense and is being amortized over four years, the vesting period of the options.

         The non-qualified stock options also permit certain employees and non-employees the right and option to purchase shares of common stock. Except for a change of control, as defined, an option may not be exercised within one year from the date of the grant and no option will be exercisable after 10 years from the date granted. Stock options vest over a four-year period, with one-quarter of the options becoming exercisable one year from date of grant. For options issued with an exercise price below fair market value, the excess of the fair market value over the exercise price has been charged to stock based compensation expense and is being amortized over four years, the vesting period of the options.

         In addition, the non-qualified stock options granted permit other non-employees the option to purchase shares of common stock. One-quarter of the options are exercisable one year from date of grant. For options issued with an exercise price below fair market value, the excess of the fair market value over the exercise price has been charged to stock based compensation expense and is being amortized over four years, the vesting period of the options.

                                 MEDSCAPE, INC.

         Transactions involving the incentive stock options granted to key employees are summarized as follows:

                                                                   EXERCISE
                                                        OPTION       PRICE
                                                        SHARES     PER SHARE
               Options outstanding January 1, 1997      284,677   $          --
                 Granted............................    557,500     .144 & .172
                 Exercised..........................     (7,978)           .011
                 Canceled...........................   (109,977)             --
                                                      ---------   -------------
               Options outstanding December 31, 1997    724,222     .011 - .172
                 Granted............................  1,650,118     .172 & .344
                 Exercised..........................     (7,797)    .011 & .144
                 Canceled...........................    (48,125)   .144 & .0172
                                                      ---------   -------------
               Options outstanding December 31, 1998  2,318,418       .011-.344
                 Granted............................  3,316,038   8.625 - 10.00
                 Exercised..........................   (946,049)     011 - 3.40

                 Canceled...........................   (177,600)   .144 - 10.00
                                                      ---------   -------------
               Options outstanding December 31, 1999   4,510,807    .011-.10.00
                                                      ==========  =============


         Employee options exercisable at December 31, 1999, 1998 and 1997 were 1,343,091, 344,873 and 63,325 respectively.

         SFAS No. 123 provides for a fair value based method of accounting for employee options and options granted to non-employees and measures compensation expense using an option valuation model that takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the options. For the years ended December 31, 1996 and 1997 the fair value of options granted to non-employees were nominal as determined using the Black-Scholes option pricing model.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related interpretations in accounting for its employee stock options. The Company has issued its options at fair value at the date of grant. Under APB 25, because the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma disclosures as if the Company adopted the cost recognition requirement under SFAS 123 is presented below.

                                    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                        1999           1998            1997

            Net loss as reported    $    36,712    $     3,901     $     3,464
            Net loss pro forma           46,126          3,976           3,482

         The fair value of options granted under the Plan for the years ended December 31, 1999, 1998 and 1997 in complying with SFAS No. 123 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, no expected volatility in 1997 and 1998, 75.657% was used in 1999, risk free interest rate of 5.66% as of December 31, 1997, 4.60% as of December 31, 1998 and 6.00% as of December 31, 1999, and expected lives of 3.25 years.

                                 MEDSCAPE, INC.

         Transactions involving non-qualified stock options granted to non-employees are summarized as follows:

                                                                    EXERCISE
                                                        OPTION        PRICE
                                                        SHARES      PER SHARE
               Options outstanding January 1, 1997    1,952,418           .011
                 Granted............................    175,000           .144
                 Exercised..........................    (91,668)          .011
                 Canceled...........................     (6,018)          .011
                                                      ---------  -------------
               Options outstanding December 31, 1997  2,029,732    .011 & .144
                 Granted............................    340,000    .172 & .344
                 Exercised..........................   (407,005)   .011 & .144
                 Canceled...........................    (89,678)   .011 & .172
                                                      ---------  -------------
               Options outstanding December 31, 1998  1,873,049  $ .011 - .344
                 Granted............................          -              -
                 Exercised..........................   (365,725)   .011 & .172
                 Canceled...........................    (16,050)          .011
                                                      ---------  -------------
               Options outstanding December 31, 1999  1,491,274  $ .011 - .344
                                                      =========  =============

         Non-employee options exercisable at December 31, 1999, 1998 and 1997 were 873,693, 998,330 and 625,742.5 respectively.

         For options granted to non-employees in 1998, an amount equal to the fair value of the services provided aggregating $65,000 is included as a charge to general and administrative expenses in the 1998 statement of operations.

WARRANTS:  TRANSACTION WITH AMERICA ONLINE, INC.

         On September 3, 1999, the Company entered into an agreement with America Online, Inc., under which AOL has agreed to promote the Company's co-branded Web sites, through contextual links and banners, on the following AOL properties: AOL, AOL.com, CompuServe Service, Netscape Netcenter and Digital City. In addition, the Company has paid AOL $13 million and will pay an additional $20 million over the next two years. These amounts will be charged to earnings over the three-year life of the contract. In addition, the Company granted AOL two seven-year warrants, each to purchase up to 1,352,158 shares of the Company's common stock. One of the warrants fully vested on signing and has an exercise price of $10 per share. The other warrant will vest over a three-year period based on AOL meeting specified performance requirements and will have exercise prices equal to the fair market value of the Company's common stock at the time of vesting. At the time of issuance, each warrant had a value of approximately $2,530,000, as determined using the Black-Scholes option pricing model. The value of the performance warrant was approximately $4,225,000 as of December 31, 1999 as determined using the Black-Scholes option pricing model. The value of the fully vested warrant is fixed and will be charged to earnings over the three-year AOL contract, whereas the warrant that vests over three years will be charged to earnings adjusted variably over the vesting period.

WARRANTS:  CREDIT SUISSE FIRST BOSTON - RELATED TO PRIVATE FINANCING

         In March 1999, in connection with the placement of the Series D preferred stock, the Company issued 14,887.5 warrants of Class B common stock to its financial advisor. Each warrant entitles the warrant holder to purchase one share of common stock for $0.004. The value of the warrants, determined using the Black-Scholes pricing model, was $85,000.

10.  SIGNIFICANT TRANSACTIONS

TRANSACTIONS WITH CBS CORPORATION

             On July 7, 1999, the Company entered into a common stock Purchase agreement, and on August 3, 1999, in

                                 MEDSCAPE, INC.

related transactions, it entered into an Advertising and Promotional Agreement, and a Trademark and Content Agreement with CBS Corporation (CBS). Under the Stock Purchase Agreement, the Company sold 7,397,208 shares of Class A common stock and 6,541,160 shares of Class B common stock to CBS for an aggregate purchase price of $157,000,000, of which $139,384 was paid in cash, $149,860,616 is to be paid through the advertising services to be provided by CBS in accordance with the Advertising and Promotion Agreement, and $7,000,000 is to be paid through the grant of rights under the Trademark and Content Agreement. Subsequent to the execution of the agreement, the Class B common stock was converted on a one-for-one basis into Class A common stock that was concurrently redesignated as common stock upon completion of the Company's initial public offering (Note 8). Over the seven-year term of the Advertising and Promotion Agreement, CBS will arrange for the placement of approximately $150 million of advertising and promotion in the United States for the Company's consumer and professional Web sites and their other products and services. Under the Trademark and Content Agreement, CBS granted the Company a license to the "CBS" trademark and "Eye" design and to health related news content for a seven-year period. Under the agreement CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks.

         The $149,860,616 of advertising services to be provided by CBS will be expensed as used over the life of the agreement. In addition, the trademark license fee of $7,000,000 will be amortized on a straight-line basis over the life of the agreement.

TRANSACTIONS WITH NATIONAL DATA CORPORATION

         On August 4, 1999, the Company sold 400,000 shares of Series E preferred stock at a purchase price of $25 per share and 1,000,000 shares of Class A common stock at a purchase price of $10 per share to National Data Corporation (NDC), which included a $10,000,000 cash investment and an additional $10,000,000 attributed to licensing and promotion to be provided by NDC and credits against future commission amounts due by the Company to NDC. The Series E preferred stock was subsequently converted into 1,250,000 shares of common stock and the Class A common stock was redesignated as common stock upon completion of the Company's initial public offering (Note 8). $6,000,000 will be expensed as used over the three-year life of the agreement. In addition, the license fee of $4,000,000 will be amortized on a straight-line basis over the life of the agreement.

11.  EMPLOYMENT AGREEMENTS

         The Company has employment agreements with several employees ranging from one to five years, with commitments aggregating in each of the years ending December 31 (in thousands); $1,485 in 2000, $1,234 in 2001, $470 in 2002 and
$163 in 2003 and $0 in 2004.

12.  MAJOR CUSTOMERS

         For the year ended December 31, 1999, there were no sales to a single customer in excess of 10% of revenues. For the year ended December 31, 1998, sales to two major customers represent 27% and 14%. For the year ended December 31, 1997, sales to three major customers represented 15%, 14% and 13%.

13.  ADMINISTRATIVE SERVICES AGREEMENT

         On April 1, 1996, the Company and SCP, a company controlled by the same stockholders, entered into a administrative services agreement under which SCP provided the Company with administrative, support services, and sufficient space for the Company to conduct its business. This agreement had been extended through April 30, 1999.

                                 MEDSCAPE, INC.

         At December 31, 1999, the Company did not owe SCP any amounts under the agreement compared to an aggregate due of $50,862 and $465,916 at December 31, 1998 and 1997, respectively. SCP provided services aggregating, $173,985, $740,739 and $1,074,307 for the years ended December 31, 1999, 1998 and 1997, respectively. In management's opinion, all of these services were provided and paid for at a fair market value.

         The Company and SCP have entered into a ten-year "Publishers' Circle Agreement" whereby SCP grants the Company the right to distribute its content on the Web and to provide the content for worldwide on-line search and retrieval. Additionally, SCP agrees to promote the Company in its publications, and run advertising in every issue of its journals. In return, SCP can sell all of the Company's products including banner advertising for which SCP will receive a commission.

14.  SUBSEQUENT EVENTS (UNAUDITED)

ACQUISITION OF DIALOG MEDICAL

         In February of 2000, the Company signed a plan of merger and reorganization to acquire all of the outstanding shares of Dialog Medical, Inc., a Delaware corporation, in exchange for 150,000 shares of the Company's common stock upon closing and an additional 125,000 shares subject to certain performance criteria. Dialog Medical provides integrated patient education and informed consent materials for physicians and consumers.

FORMATION OF MEDSCAPE EUROPE

         On February 9, 2000 the Board of Directors approved the creation of Medscape Europe to accelerate the Company's international expansion in the face of rising global demand for Web-based health information and services. In addition to its European venture, the Company already operates a Japanese-language site, Medscape Japan.

MERGER WITH MEDICALOGIC

         On February 21, 2000, the Company entered into an agreement to merge with MedicaLogic, Inc. The Company's shareholders will receive 0.323 shares of MedicaLogic common stock for each share of the Company's common stock. The transaction will become effective upon approval by the shareholders of the two companies and the satisfaction of other customary conditions. In connection with the proposed transaction, the Company issued warrants to purchase 100,000 shares of its common stock at $9.3125 per share to its financial advisor. Simultaneous with the announcement of the merger with MedicaLogic, MedicaLogic announced that it had agreed to acquire Total eMed, Inc., a provider of electronic medical transcription services, for approximately eight million shares of MedicaLogic's common stock.

                                 MEDSCAPE, INC.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table presents unaudited quarterly results of operations for 1998 and 1999. This unaudited information has been prepared on the same basis as the audited consolidated financial statements. In the opinion of management, this table includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company's financial position and results of operations for the quarters presented.

                   1999                                     Quarter Ended (in thousands)
                                             March 31        June 30       September 30     December 31
      Revenue                                $ 1,644         $ 3,285          $ 2,209         $ 4,018
                                             -------         -------          -------         -------
      Operating Expenses
        Editorial, production,
          content and technology               1,268           2,653            3,293           5,753
        Sales and Marketing                    1,247           2,682            4,866          18,149
        General and administrative               562             891            1,882           2,713
        Depreciation and amortization             95             130              193             592
       Stock-based compensation                  298             482              537             784
                                                 ---             ---              ---             ---
      Total Operating Expenses                 3,470           6,838           10,771          27,991
                                               -----           -----           ------          ------
      Loss from Operations                    (1,826)         (3,553)          (8,562)        (23,973)
        Interest expense (income)                (81)           (215)            (191)           (716)
                                                ----           -----            -----           -----
      Net Loss                               ($1,745)        ($3,338)         ($8,371)       ($23,257)
                                             =======         =======          =======        ========
      Basic net loss per share                ($0.25)         ($0.46)          ($0.46)         ($0.52)
                                             =======         =======          =======         =======
      Weighted average number of               6,871           7,291           18,356          44,680
                                               =====           =====           ======          ======
      shares of common stock
      outstanding

                   1998                                 Quarter Ended (in thousands)
                                         March 31        June 30       September 30     December 31
      Revenue                                $ 551           $ 526            $ 479         $ 1,513
                                             -----           -----            -----         -------
      Operating Expenses
        Editorial, production,
          Content and technology               404             509              565           1,216
        Sales and Marketing                    340             525              649           1,006
        General and administrative             311             369              357             432
        Depreciation and amortization           47              49               51             140
        Stock-based compensation              --             --              --                 249
                                              --             --              --                 ---
      Total Operating Expenses               1,102           1,452            1,622           3,043
                                             -----           -----            -----           -----
      Loss from Operations                   (551)           (926)          (1,143)         (1,530)
        Interest expense (income)             (49)           (100)             (72)            (28)
                                              ----           -----             ----            ----
      Net Loss                              ($502)          ($826)         ($1,071)        ($1,502)
                                            ======          ======         ========        ========
      Basic net loss per share              ($.18)          ($.29)           ($.35)         ($0.26)
                                            ======          ======           ======         =======
      Weighted average number of
      shares of common stock
       outstanding                           2,820           2,848            3,030           5,825
                                             =====           =====            =====           =====

                          INDEPENDENT AUDITORS' REPORT

Healthcare Communications Group, LLC
Potomac, Maryland

         We have audited the accompanying balance sheets of Healthcare Communications Group, LLC ("HCG") as of December 31, 1997 and October 27, 1998, and the related statements of operations, members' capital, and cash flows for the year ended December 31, 1997 and the ten months ended October 27, 1998. These financial statements are the responsibility of HCG's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of HCG at December 31, 1997 and October 27, 1998, and the results of its operations and its cash flows for the year ended December 31, 1997 and the ten months ended October 27, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

New York, New York
April 9, 1999

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

                                 BALANCE SHEETS
                     DECEMBER 31, 1997 AND OCTOBER 27, 1998

                                                           DECEMBER 31,   OCTOBER 27,
                                                               1997           1998
   ASSETS
   Current assets:

     Cash and cash equivalents (Note 2)..............       $  54,286   $    14,081
     Accounts receivable.............................         520,388     1,190,359
     Prepaid expenses and other assets...............         116,063        54,730
                                                            ---------   -----------
             Total current assets....................         690,737     1,259,170
   Property and equipment-- net (Note 3).............          29,875        76,777
   Intangible assets-- net...........................           6,800         5,383
                                                            ---------   -----------
             Total assets............................       $ 727,412   $ 1,341,330
                                                            =========   ===========

   LIABILITIES AND MEMBERS' CAPITAL (DEFICIENCY IN
   CAPITAL)
   Liabilities:
     Accounts payable................................       $ 121,306   $    23,012
     Accrued expenses................................          47,243        56,946
     Demand note due to Medscape, Inc. (Note 4)......              --       275,000
     Deferred revenue (Note 2).......................         190,000     1,121,193
                                                            ---------   -----------
             Total liabilities.......................         358,549     1,476,151
   Commitments (Note 4)
   Members' capital (deficiency in capital)..........         368,863      (134,821)
                                                            ---------   -----------
             Total liabilities and members' capital..       $ 727,412   $ 1,341,330
                                                            =========   ===========

                       See notes to financial statements.

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

                            STATEMENTS OF OPERATIONS
                  FOR THE YEAR ENDED DECEMBER 31, 1997 AND THE

                        TEN MONTHS ENDED OCTOBER 27, 1998

                                                                        TEN
                                                          YEAR        MONTHS
                                                          ENDED        ENDED
                                                      DECEMBER 31,  OCTOBER 27,
                                                          1997         1998
        Revenues.................................      $3,155,504  $ 2,584,615
                                                       ----------  -----------
        Operating expenses:
          Editorial, production, content and            1,853,118    1,736,351
            technology...........................
          General and administration.............         923,547      867,970
          Depreciation and amortization..........           4,231        9,419
                                                       ----------  -----------
                  Total operating expenses.......       2,780,896    2,613,740
                                                       ----------  -----------
        Income (loss) from operations............         374,608      (29,125)
          Interest income........................          (2,965)      (1,542)
                                                       ----------  -----------
        Net income (loss)........................      $  377,573  $   (27,583)
                                                       ==========  ===========

                       See notes to financial statements.

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

             STATEMENTS OF MEMBERS' CAPITAL (DEFICIENCY IN CAPITAL)
                  FOR THE TEN MONTHS ENDED OCTOBER 27, 1998 AND

                          YEAR ENDED DECEMBER 31, 1997

          Members' capital, January 1, 1997..............   $  148,636
            Net income for the year ended December 31,         377,573
          1997...........................................
            Distribution to members during 1997..........     (157,346)
                                                            ----------
          Members' capital, December 31, 1997............      368,863
            Net loss for the ten months ended October 27,      (27,583)
          1998...........................................
            Distribution to members during 1998..........     (476,101)
                                                            ----------
          Members' deficiency in capital, October 27, 1998  $ (134,821)
                                                            ==========

                       See notes to financial statements.

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

                            STATEMENTS OF CASH FLOWS

       YEAR ENDED DECEMBER 31, 1997 AND TEN MONTHS ENDED OCTOBER 27, 1998

                                                                  DECEMBER 31,   OCTOBER 27,
                                                                     1997           1998
             OPERATING ACTIVITIES
               Net income (loss)..............................     $   377,573   $ (27,583)
               Adjustments to reconcile net income (loss) to
                  net cash used in operating activities:
                  Depreciation and amortization...............           4,231       9,419
               Changes in assets and liabilities:
                  Decrease (increase) in accounts receivable..       1,148,237    (669,971)
                  Decrease in prepaid expenses................           2,873      61,333
                  Increase (decrease) in accounts payable and
                    accruals..................................         120,613     (88,591)
                  (Decrease) increase in deferred revenue.....      (1,474,979)    931,193
                                                                   -----------   ---------
                       Net cash provided by operating activities       178,548     215,800
                                                                   -----------   ---------
             INVESTING ACTIVITIES
               Purchase of property and equipment.............         (27,412)    (54,904)
                                                                   -----------   ---------
                       Net cash used in investing activities..         (27,412)    (54,904)
                                                                   -----------   ---------
             FINANCING ACTIVITIES
               Distributions to members.......................        (157,346)   (476,101)
               Demand note due to Medscape, Inc...............              --     275,000
                                                                   -----------   ---------
                       Net cash used in financing activities..        (157,346)   (201,101)
                                                                   -----------   ---------
             Decrease in cash and cash equivalents............          (6,210)    (40,205)
             Cash and cash equivalents, beginning of period...          60,496      54,286
                                                                   -----------   ---------
              Cash and cash equivalents, end of period........     $    54,286   $  14,081
                                                                   ===========   =========

                       See notes to financial statements.

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

                          NOTES TO FINANCIAL STATEMENTS
       TEN MONTHS ENDED OCTOBER 27, 1998 AND YEAR ENDED DECEMBER 31, 1997

1.  ORGANIZATION AND NATURE OF BUSINESS

         Healthcare Communications Group, ("HCG") is a Maryland limited liability company, founded on November 17, 1995. HCG is a medical communications/education company that develops, produces and distributes unique live, print, digital and Internet-based programs for healthcare professionals that are funded by pharmaceutical companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

         For the purposes of the statements of cash flows, HCG considers all highly liquid short-term cash investments purchased with maturities of three months or less as cash and cash equivalents.

CONCENTRATION OF CREDIT RISK

         HCG's financial instruments that are exposed to concentration of credit risks consist primarily of cash and cash equivalents and trade accounts receivable. HCG maintains its cash and cash equivalents in bank accounts which, at times, exceeds federally insured limits. HCG has not experienced any losses in these accounts. HCG believes it is not exposed to any significant credit risk on cash and cash equivalents. Concentrations of credit risks with respect to accounts receivable are limited because of HCG's expanding customer base and credit worthiness of its three major customers (see Note 5), making up the majority of the accounts receivable balance.

DEPRECIATION AND AMORTIZATION

         HCG provides for depreciation of property and equipment based on the estimated useful lives of the applicable assets and the life of leases, using the straight-line method.

         Expenditures for renewals and improvements which extend the useful lives of assets are capitalized, while maintenance and repairs are charged to operations as incurred.

         Intangible assets consists of trademarks which are being amortized using the straight-line method over their estimated useful life.

REVENUE RECOGNITION

         Revenue from custom programs, such as on-line conference summaries and custom modules produced by HCG, are recognized on a percentage of completion basis. Revenues from conferences and other events produced by HCG are recognized upon completion of the conference or event. At December 31, 1997 and October 27, 1998, there were no uncompleted projects.

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

DEFERRED REVENUE

         Deferred revenue represents amounts billed in excess of revenues recognized. Included in accounts receivable are amounts due (under contract) relating to deferred revenue.

IMPAIRMENT OF ASSETS

         HCG's long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When these events occur, HCG measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, HCG would recognize an impairment loss. HCG determined that, as of December 31, 1997 and October 27, 1998, there had been no impairment in the carrying value of the long-lived assets.

INCOME TAXES

         Under present income tax regulations, HCG pays no federal, state or local income taxes. For tax purposes, any income or loss is included in the income tax returns of the members.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. HCG has no elements of comprehensive income. HCG operates in one segment in the United States.

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities for HCG's year ended December 31, 2000. Generally, it requires that an entity recognize all derivatives as either an asset or liability and measure those instruments at fair value, as well as identify the conditions for which a derivative may be specifically designated as a hedge. Management is currently evaluating the effect of this statement on HCG's financial statements.

         During 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP No. 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. This statement is applicable to HCG's 1999 financial statements and will require HCG to capitalize various payroll and payroll related costs and other costs that are directly related to the development of some of the systems of HCG. HCG will amortize these costs over the anticipated life of the systems. Management is currently evaluating the effect of this statement on HCG's financial statements.

3.  PROPERTY AND EQUIPMENT

         Property and equipment, consist of the following:

                                            DECEMBER 31,   OCTOBER 27,  USEFUL LIFE
            DESCRIPTION                         1997          1998       (IN YEARS)
            Computers and equipment....       $26,441       $ 79,507          5
            Furniture and fixtures.....         6,959          8,797          7
                                              -------       --------
                                               33,400         88,304

            Less accumulated depreciation      (3,525)       (11,527)
            Property and equipment -- net     $29,875       $ 76,777
                                              =======       ========

                      HEALTHCARE COMMUNICATIONS GROUP, LLC

4.  DEMAND NOTE

         As of October 27, 1998, the demand note consists of $215,000 and $60,000, borrowed on October 26 and October 23, 1998, respectively, from Medscape, Inc. at an annual interest rate of 8% (Note 6). Under the terms of the demand note, HCG was required to use the proceeds to pay amounts owed to vendors prior to the acquisition by Medscape, Inc.

5.  MAJOR CUSTOMERS

         Sales to three major customers for the year ended December 31, 1997 and the ten months ended October 27, 1998 represented 53% and 50% of total sales, respectively. At December 31, 1997 and October 27, 1998, these three customers represented 34% and 76% accounts receivable, respectively.

6.  SUBSEQUENT EVENT

         Effective October 27, 1998, the membership interests of HCG were purchased by Medscape, Inc., a New York corporation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no such changes or disagreements.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," respectively, to be set forth in the Company's definitive Proxy Statement or an Amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999. Information concerning executive officers is incorporated herein by reference to the information included in Part I, Item 4(a) of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

Information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," respectively, to be set forth in the Company's definitive Proxy Statement or an Amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," respectively, to be set forth in the Company's definitive Proxy Statement or an Amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the information under the captions "Election of Directors," "Executive Compensation," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions," respectively, to be set forth in the Company's definitive Proxy Statement or an Amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements

                  The financial statements listed in Item 14(a) are filed or incorporated herein by reference as part of this annual report. See Index to Financial Statements and Financial Schedule as Item 8 on Page 21.

         2.       Financial Statement Schedule

                  Schedules have been omitted since they are either not required or are not applicable or the required information is shown in the financial statements or related notes.

         3.       Exhibits:

                          2.1 Purchase Agreement between Medscape, Inc. and the holders of all of the membership interests of Healthcare Communications Group, L.L.C.
                                  dated October 27, 1998.

                          2.2     Letter Agreement between Medscape, Inc. and
                                  Ira Kirshenbaum, M.D., dated February 2, 1999 regarding the sale of assets of bonehome.com.

                          2.3     Bill of Sale between Medscape, Inc. and
                                  CompuRx Inc., dated March 25, 1999.

                          2.4     Form of Agreement and Plan of Merger dated
                                  February 18, 2000 among Medscape, Inc., Dialog
                                  Medical, Inc. and Medlog Acquisition Inc.

                          2.5     Agreement of Reorganization and Merger dated
                                  February 21, 2000 among MedicaLogic, Inc.,
                                  Medscape, Inc. and Moneypenny Merger Corp.

                          3.1     Amended and Restated Certificate of
                                  Incorporation.

                          3.2     Bylaws.

                          4.1     Form of Specimen Common Stock Certificate.

                          4.2 Form of Warrant, dated as of March 5, 1999, entitling Credit Suisse First Boston
                                  Corporation to purchase up to 14,667.5 shares of Registrant's Common Stock.

                          4.3     Warrant, dated September 3, 1999, entitling
                                  America Online, Inc. to purchase 1,352,158 shares of Registrant's Class A Common Stock.

                          4.4 Performance Warrant, dated September 3, 1999, entitling America Online, Inc. to purchase
                                  1,352,158 shares of Registrant's Class A
                                  Common Stock.

                          4.5     Form of Warrant, dated as of February 15,
                                  2000, entitling Lazard Freres & Co. LLC to purchase 100,000 shares of Registrant's Common
                                  Stock

                          10.1    Agreement of Lease between Medscape, Inc. and
                                  R.A.A. Realty Company LP dated February 1999.

                          10.2    Lease Assignment made by SCP Communications,
                                  Inc. made in favor of Medscape, Inc.

                          10.3    Agreement of Lease between Surgical Care
                                  Publishing, Inc. and Satyanman, Inc., dated
                                  October 7, 1996.

                          10.4    Agreement of Lease between Surgical Care
                                  Publishing, Inc. and Satyanman, Inc., dated
                                  August 29, 1995.

                          10.5    Agreement of Lease between Surgical Care
                                  Publishing, Inc., and Satyanman, Inc., dated
                                  March 17, 1994.

                          10.6    Agreement of Lease between Surgical Care
                                  Publishing, Inc. and Satyanman, Inc., dated
                                  August 18, 1993.

                          10.7*   Employment Agreement between Medscape, Inc.
                                  and Paul T. Sheils, dated January 26, 1998.

                          10.8*   Employment Agreement between Medscape, Inc.
                                  and Steven Kalin, dated September 30, 1998.

                          10.9*   Employment and Restricted Stock Purchase
                                  Agreement between Medscape, Inc. and Jeffrey
                                  L. Drezner, M.D., Ph.D., dated October 27,
                                  1998.

                         10.10* Promissory Note dated October 27, 1998, in the principal amount of $627,949.64 made by Jeffrey L. Drezner, M.D., Ph.D. in favor of
                                  Medscape, Inc.

                         10.11*   Employment Agreement between Medscape, Inc.
                                  and Peter M. Frishauf, dated February 16,
                                  1998.

                         10.12*   Employment Agreement between Medscape, Inc.
                                  and George D. Lundberg, M.D., dated February
                                  15, 1999.

                         10.13*   Employment Agreement between Medscape, Inc.
                                  and David Yakimischak, dated March 15, 1999.

                         10.14*   Employment Agreement between Medscape, Inc.
                                  and Meg Walsh, dated March 4, 1999.

                         10.15*   1996 Stock Option Plan.

                         10.16*   Form of Incentive Stock Option Agreement.

                         10.17*   Form of Non-Qualified Stock Option Agreement.

                         10.18*   Nonemployee Director Option Agreement.

                         10.19 Series D Preferred Stock Purchase Agreement between Medscape, Inc. and investors, dated
                                  March 5, 1999.

* Management contract or compensatory plan or arrangement.

                         10.20    Amendment and Restated Stockholder's
                                  Agreement, dated 10.20 August 4, 1999. Form of Amendment, dated September 8, to the Amended and Restated Stockholders' Agreement dated August 4, 1999 and Consent to Conversion of Preferred Stock.

                          10.21   Form of Letter to Authors.

                          10.22   Preferred Share Purchase Agreement among
                                  Softwatch Ltd., Medscape, Inc. (as a
                                  purchaser) and certain other purchasers, dated
                                  June 15, 1999.

                          10.23 License and Web Site Development Agreement between Medscape, Inc. and Softwatch, Inc., dated June 15, 1999.

                          10.24*  Employment Agreement between Medscape, Inc.
                                  and Mark Boulding, dated June 28, 1999.

                          10.25   Common Stock Purchase Agreement between
                                  Medscape, Inc. and CBS Corporation, dated as of July 4, 1999.

                          10.26   Form of Stockholders Agreement between
                                  Medscape, Inc. and CBS Corporation, dated July of 1999.

                          10.27   Form of Joinder Agreement among certain
                                  Medscape, Inc. shareholders, dated July
                                  of1999, in connection with the Stockholder
                                  Agreement dated July of 1999.

                          10.28 Form of Advertising and Promotion Agreement between Medscape, Inc. and CBS Corporation, dated July of 1999.

                          10.29   Form of Trademark and Content Agreement
                                  between Medscape, Inc. and CBS Corporation, dated July of 1999.

                          10.30   Form of Registration Rights Agreement between
                                  Medscape, Inc. and CBS Corporation, dated July of 1999.

                          10.31   Stock Purchase Agreement between Medscape,
                                  Inc. and National Data Corporation, dated July
                                  7, 1999.

                          10.32   Form of License and Product Development
                                  Agreement between Medscape, Inc. and National
                                  Data Corporation, dated July of 1999.

                          10.33   Agreement of Lease between Medscape, Inc. and
                                  224 W 30 LLC, dated May 26, 1999.

                          10.34   License Agreement between First Databank, Inc.
                                  and Medscape, Inc., dated April 1, 1997.

                          10.35   Form of Subscription Agreement with CBS
                                  Corporation.

                          10.36   Interactive Services Agreement between America
                                  Online, Inc. and Medscape, Inc. dated
                                  September 3, 1999.

                          10.37   Side letter between America Online, Inc. and
                                  Medscape, Inc. dated September 22, 1999 in connection with the

* Management contract or compensatory plan or arrangement.

                                  Interactive Services Agreement.

                          10.38   Agreement among America Online, Inc., CBS
                                  Corporation and Medscape, Inc. in regard to registration rights, dated September 3, 1999.


                          21      Subsidiaries of Registrant

                          23      Independent Auditors' Consent

(b)      Reports on Form 8-K

         Registrant filed a report on form 8-K under Item 5 on March 2, 2000 reporting that on February 21, 2000, Registrant entered into an agreement with MedicaLogic, Inc. providing for the merger of a newly-formed subsidiary of MedicaLogic with and into Registrant subject to certain conditions.

                                   SIGNATURES
                                   ----------

                  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.
                                 MEDSCAPE, INC.

       Date:    March 10, 2000     By: /s/ PAUL T. SHEILS
                                       -----------------------------------------
                                           Paul T. Sheils
                                           President and Chief Executive Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Date:    March 10, 2000     By: /s/ PAUL T. SHEILS
                                       -----------------------------------------
                                           Paul T. Sheils
                                           Director, President and Chief
                                           Executive Officer
                                           (Principal  Executive Officer)

       Date:    March 10, 2000     By: /s/ STEVE R. KALIN
                                       -----------------------------------------
                                           Steve R. Kalin
                                           Chief Operating Officer and Chief
                                           Financial Officer and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

       Date:    March 10, 2000     By: /s/ MARC BUTLEIN
                                       -----------------------------------------
                                           Marc Butlein
                                           Director

       Date:    March 10, 2000     By: /s/ ESTHER DYSON
                                       -----------------------------------------
                                           Esther Dyson
                                           Director

       Date:    March 10, 2000     By: /s/ ANDREW HEYWARD
                                       -----------------------------------------
                                           Andrew Heyward
                                           Director

       Date:    March 10, 2000     By: /s/ ALAN J. PATRICOF
                                       -----------------------------------------
                                           Alan J. Patricof
                                           Chairman of the Board

       Date:    March 10, 2000     By: /s/ FREDRIC G. REYNOLDS
                                       -----------------------------------------
                                           Fredric G. Reynolds
                                           Director

       Date:    March 10, 2000     By: /s/ CARLO A. VON SCHROETER
                                       -----------------------------------------
                                           Carlo A. von Schroeter
                                           Director

       Date:    March 10, 2000     By: /s/ OAKLEIGH THORNE
                                       -----------------------------------------
                                           Oakleigh Thorne
                                           Director

       Date:    March 10, 2000     By: /s/ PETER FRISHAUF
                                       -----------------------------------------
                                           Peter Frishauf
                                           Director

                                  EXHIBIT INDEX

         EXHIBIT       DESCRIPTION                                                        HOW FILED
         NUMBER        -----------                                                        ---------
           2.1         Purchase Agreement between Medscape, Inc. and the holders of            (1)
                       all of the membership interests of Healthcare Communications
                       Group, L.L.C. dated October 27, 1998.

           2.2         Letter Agreement between Medscape, Inc. and Ira Kirshenbaum,            (1)
                       M.D., dated February 2, 1999 regarding the sale of assets of
                       bonehome.com.

           2.3         Bill of Sale between Medscape, Inc. and CompuRx, Inc.                   (1)
                       dated March 25, 1999.

           2.4         Form of Agreement and Plan of Merger dated February 18, 2000 among      (3)
                       Medscape, Inc., Dialog Medical, Inc. and Medlog Acquisition Inc.

           2.5         Agreement of Reorganization and Merger dated February 21, 2000          (2)
                       among MedicaLogic, Inc., Medscape, Inc. and Moneypenny Merger
                       Corp.

           3.1         Amended and Restated Certificate of Incorporation.                      (1)

           3.2         Bylaws.                                                                 (1)

           4.1         Form of Specimen Common Stock Certificate.                              (1)

           4.2         Form of Warrant, dated as of March 5, 1999, entitling Credit            (1)
                       Suisse First Boston Corporation to purchase up to 14,667.5 shares of Registrant's Common Stock.

           4.3         Warrant, dated September 3, 1999, entitling America Online,             (1)
                       Inc. to purchase 1,352,158 shares of Registrant's Class A
                       Common Stock.

           4.4         Performance Warrant, dated September 3, 1999, entitling America         (1)
                       Online, Inc. to purchase 1,352,158 shares of Registrant's Class
                       A Common Stock.

           4.5         Form of Warrant, dated as of February 15, 2000, entitling               (3)
                       Lazard Freres & Co. LLC to purchase 100,000 shares of

                       Registrant's Common Stock

           10.1        Agreement of Lease between Medscape, Inc. and R.A.A. Realty             (1)
                       Company LP dated February 1999.



--------------------------------------------------------------------------------


(1) Previously filed together with Registrant's Registration Statement on Form S-1 which went effective September 27, 1999.
(2) Previously filed together with Registrant's Current Report on Form 8-K on March 2, 2000.
(3)  Filed herewith.

           10.2        Lease Assignment made by SCP Communications, Inc. made in favor         (1)
                       of Medscape, Inc.

           10.3        Agreement of Lease between Surgical Care Publishing, Inc. and           (1)
                       Satyanman, Inc., dated October 7, 1996.

           10.4        Agreement of Lease between Surgical Care Publishing, Inc. and           (1)
                       Satyanman, Inc., dated August 29, 1995.

           10.5        Agreement of Lease between Surgical Care Publishing, Inc., and          (1)
                       Satyanman, Inc., dated March 17, 1994.

           10.6        Agreement of Lease between Surgical Care Publishing, Inc. and           (1)
                       Satyanman, Inc., dated August 18, 1993.

           10.7*       Employment Agreement between Medscape, Inc. and Paul T. Sheils,         (1)
                       dated January 26, 1998.

           10.8*       Employment Agreement between Medscape, Inc. and Steven Kalin,           (1)
                       dated September 30, 1998.

           10.9*       Employment and Restricted Stock Purchase Agreement between              (1)
                       Medscape, Inc. and Jeffrey L. Drezner, M.D., Ph.D., dated
                       October 27, 1998.

          10.10*       Promissory Note dated October 27, 1998, in the principal amount         (1)
                       of $627,949.64 made by Jeffrey L. Drezner, M.D., Ph.D. in favor of Medscape, Inc.

          10.11*       Employment Agreement between Medscape, Inc. and Peter M. Frishauf,      (1)
                       dated February 16, 1998.

          10.12*       Employment Agreement between Medscape, Inc. and George D.               (1)
                       Lundberg, M.D., dated February 15, 1999.

          10.13*       Employment Agreement between Medscape, Inc. and David                   (1)
                       Yakimischak, dated March 15, 1999.

          10.14*       Employment Agreement between Medscape, Inc. and Meg Walsh,              (1)
                       dated March 4, 1999.

          10.15*       1996 Stock Option Plan.                                                 (1)

          10.16*       Form of Incentive Stock Option Agreement.                               (1)

          10.17*       Form of Non-Qualified Stock Option Agreement.                           (1)

          10.18*       Nonemployee Director Option Agreement.                                  (1)

          10.19        Series D Preferred Stock Purchase Agreement between Medscape,           (1)
                       Inc. and investors, dated March 5, 1999.


--------------------------------------------------------------------------------

*    Management contract or compensatory plan or arrangement.

(1) Previously filed together with Registrant's Registration Statement on Form S-1 which went effective September 27, 1999.

            10.20      Amendment and Restated Stockholder's Agreement, dated August 4,         (1)
                       1999.

            10.20      Form of Amendment, dated September 8, to the Amended and                (1)
                       Restated Stockholders' Agreement dated August 4, 1999 and
                       Consent to Conversion of Preferred Stock.

            10.21      Form of Letter to Authors.                                              (1)

            10.22      Preferred Share Purchase Agreement among Softwatch Ltd.,                (1)
                       Medscape, Inc. (as a purchaser) and certain other purchasers, dated June 15, 1999.

            10.23      License and Web Site Development Agreement between Medscape,            (1)
                       Inc. and Softwatch, Inc., dated June 15, 1999.

            10.24*     Employment Agreement between Medscape, Inc. and Mark Boulding,          (1)
                       dated June 28, 1999.

            10.25      Common Stock Purchase Agreement between Medscape, Inc. and CBS          (1)
                       Corporation, dated as of July 4, 1999.

            10.26      Form of Stockholders Agreement between Medscape, Inc. and CBS           (1)
                       Corporation, dated July of1999.

            10.27      Form of Joinder Agreement among certain Medscape, Inc.                  (1)
                       shareholders, dated July of1999, in connection with the
                       Stockholder Agreement dated July of 1999.

            10.28      Form of Advertising and Promotion Agreement between Medscape,           (1)
                       Inc. and CBS Corporation, dated July of 1999.

            10.29      Form of Trademark and Content Agreement between Medscape, Inc.          (1)
                       and CBS Corporation, dated July of 1999.

            10.30      Form of Registration Rights Agreement between Medscape, Inc.            (1)
                       and CBS Corporation, dated July of 1999.

            10.31      Stock Purchase Agreement between Medscape, Inc. and National            (1)
                       Data Corporation, dated July 7, 1999.

            10.32      Form of License and Product Development Agreement between               (1)
                       Medscape, Inc. and National Data Corporation, dated July of
                       1999.

            10.33      Agreement of Lease between Medscape, Inc. and 224 W 30 LLC,             (1)
                       dated May 26, 1999.

            10.34      License Agreement between First Databank, Inc. and Medscape,            (1)
                       Inc., dated April 1, 1997.


--------------------------------------------------------------------------------

*    Management contract or compensatory plan or arrangement.

(1) Previously filed together with Registrant's Registration Statement on Form S-1 which went effective September 27, 1999.


           10.35       Form of Subscription Agreement with CBS Corporation.                    (1)

           10.36       Interactive Services Agreement between America Online, Inc. and         (1)
                       Medscape, Inc. dated September 3, 1999.

           10.37       Side letter between America Online, Inc. and Medscape, Inc.             (1)
                       dated September 22, 1999 in connection with the Interactive
                       Services Agreement.

           10.38       Agreement among America Online, Inc., CBS Corporation and               (1)
                       Medscape, Inc. in regard to registration rights, dated
                       September 3, 1999.

           21          Subsidiaries of Registrant                                              (3)

           23          Independent Auditors' Consent



























--------------------------------------------------------------------------------

(1) Previously filed together with Registrant's Registration Statement on Form S-1 which went effective September 27, 1999.
(3)  Filed herewith.