Form 10-K/A
period 1999-12-31
MEDSCAPE INC
filed 2000-05-01
CIK 1014845

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A

                               AMENDMENT NO. 1 TO
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                 ---------------

                        COMMISSION FILE NUMBER 000-26883

                                 MEDSCAPE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                                  7375                                           13-3879679
(STATE OR OTHER JURISDICTION OF                           (PRIMARY STANDARD INDUSTRIAL                            (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            CLASSIFICATION CODE NUMBER)                            IDENTIFICATION NO.)

                                 ---------------
                              134 WEST 29TH STREET
                          NEW YORK, NEW YORK 10001-5399
                                 (212) 760-3100
                            (ADDRESS OF REGISTRANT'S
                          PRINCIPAL EXECUTIVE OFFICES)
                                 ---------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None.
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     Common Stock, par value $.01 per share

                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the common stock held by persons other than affiliates of the registrant, as of March 31, 2000 was approximately $239,548,436.00 (based on the last sale price of the registrant's common stock on the NASDAQ National Market System on that date and, for the limited purpose of this computation only, the assumption that all of the persons who had filed reports of ownership pursuant to Section 16(a) of the Securities Exchange Act of 1934 in respect of the registrant's securities).

As of March 31, 2000, there were 44,827,358 shares of the Registrant's common stock outstanding.

                                  INTRODUCTION

         This Amendment No. 1 on Form 10-K/A amends the Form 10-K filed by Medscape, Inc. (the "Registrant") on March 11, 2000. This Form 10-K/A amends
Part III (Items 10, 11, 12 and 13) of the Registrant's original Form 10-K filing only, and all other portions of the Registrant's original 10-K filing remain in effect.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

         Set forth below is information as of April 28, 2000 about each director and executive officer of the Registrant, including his or her business experience during the past five years.


NAME                           AGE                  POSITION
Paul T. Sheils..............   45    President, Chief Executive Officer and
                                     Director
Peter M. Frishauf...........   51    Executive Committee Chairman, Founder and
                                     Director
Steven R. Kalin.............   35    Chief Operating Officer and Chief Financial
                                     Officer and Treasurer
George D. Lundberg, M.D.....   67    Editor in Chief
David Yakimischak...........   38    Chief Technology Officer
Mark E. Boulding............   39    General Counsel and Vice President of
                                     Regulatory Affairs
                                     and Secretary
Anthony Plesner............    41    Vice President of Finance and Corporate
                                     Development and Assistant Treasurer
Marc Butlein................   60    Director
Esther Dyson................   47    Director
Andrew Heyward..............   48    Director
Alan J. Patricof............   64    Director, Chairman of the Board
Fredric G. Reynolds.........   48    Director
Carlo A. von Schroeter......   35    Director
Oakleigh Thorne.............   41    Director


         PAUL T. SHEILS, President, Chief Executive Officer and Director. Mr. Sheils has been a member of the Board of Registrant and Chief Executive Officer since February of 1998. Prior to that, he was Vice President of Dow Jones Interactive Publishing from 1994 to February of 1998 and was Executive Director from 1993 to 1994.

         PETER M. FRISHAUF, Executive Committee Chairman, Founder and Director. Mr. Frishauf has been a member of the Board of Registrant since April of 1996 and Executive Committee Chairman since February of 1998. From April 1996 through February 1998, Mr. Frishauf served as the Chief Executive Officer of Registrant. Prior to founding Registrant, Mr. Frishauf founded SCP Communications, Inc., a medical publishing, education and clinical trial company, and served as SCP's President and Chief Executive Officer until April 1996. Mr. Frishauf continues to serve on the board of directors of SCP Communications, Inc.

         STEVEN R. KALIN, Chief Operating Officer and Chief Financial Officer and Treasurer. Mr. Kalin has been Chief Operating Officer and Chief Financial Officer of Registrant since October of 1998. From 1995 to October of 1998, Mr. Kalin was Vice President of Business Development at ESPN Internet Ventures. Prior to that, Mr. Kalin was a Senior Engagement Manager with McKinsey & Co., specializing in the media industry, for five years.

         GEORGE D. LUNDBERG, M.D., Editor in Chief. Dr. Lundberg has been Editor in Chief of Registrant since February of 1999. Prior to that, Dr. Lundberg served as Editor of the Journal of the American Medical Association and also served as the Editor in Chief of Scientific Information and Multimedia, a publication of the American Medical Association, for seventeen years.

         DAVID YAKIMISCHAK, Chief Technology Officer. Mr. Yakimischak has been the Chief Technology Officer of Registrant since March of 1999. Prior to that, Mr. Yakimischak was the Director of Product Development at Dow Jones Interactive Publishing for five years.

         MARK E. BOULDING, General Counsel and Vice President of Regulatory Affairs and Secretary. Mr. Boulding has been the General Counsel and Vice President of Regulatory Affairs and Secretary of Registrant since June of 1999. From 1998 to June of 1999, Mr. Boulding was a partner of Long Aldridge & Norman LLP. Prior to that, Mr. Boulding was an associate and then a partner with the firm of Fox, Bennett & Turner in Washington, D.C. for seven years. Mr. Boulding is a co-founder and sits on the board of directors of the Internet Healthcare Coalition and is the co-chair of the Internet Law Subcommittee of the American Bar Association's Cyberspace Law Committee.

         ANTHONY PLESNER, Vice President of Finance and Corporate Development and Assistant Treasurer. Mr. Plesner has been the Vice President of Finance and Corporate Development and Assistant Treasurer of Registrant since March of 1999. From 1998 to March of 1999, Mr. Plesner was the Founder and President of Niche Consulting. From 1997 to 1998, Mr. Plesner was Chief Financial Officer of Confer Software, Inc. (f/k/a Araxsys, Inc.). Prior to that, Mr. Plesner was the Chief Financial Officer and Vice President of Business Development at Reuters Health Information Services, Inc., a subsidiary of Reuters PLC for 12 years.

         MARC BUTLEIN, Director. Mr. Butlein has been a director of Registrant since October 1997. Mr. Butlein is Chairman of MAS Communications, an e-commerce consulting business. In 1989, he co-founded META Group, a leading worldwide information technology market assessment and consulting firm. Mr. Butlein served as Chairman of META Group until April 1998. Mr. Butlein is a director of META Group and Aeneid, an Internet software business. Mr. Butlein received a BA from the University of Connecticut and worked on his doctorate in political science at the Maxwell School of Citizenship and Public Affairs at Syracuse University.

         ESTHER DYSON, Director. Ms. Dyson has been a director of Registrant since June 1996. Ms. Dyson has been the Chairman of EDventure Holdings, publisher of the newsletter Release 1.0, since 1982. Ms. Dyson is the author of Release 2.0, an acclaimed book about cyberspace. Ms. Dyson is also interim chairman of the Internet Corporation for Assigned Names and Numbers and is a director of three software companies -- Accent Software, Graphisoft and Scala Business Solutions. She also sits on the boards of directors of Uproar.com, an online game company, and PRT Group, a systems integrator.

         ANDREW HEYWARD, Director. Mr. Heyward has been a director of Registrant since July 1999. Mr. Heyward has served as President of CBS News since January 1996. From October 1994 until January 1996, he was Executive Producer of "CBS Evening News with Dan Rather" and Vice President of CBS News. From February 1993 until October 1994, Mr. Heyward served as Executive Producer of the CBS News Magazine "Eye to Eye with Connie Chung." Prior to that time, he was responsible for developing CBS's "48 Hours" series.

         ALAN J. PATRICOF, Chairman of the Board. Mr. Patricof has been Chairman of the Board of Registrant since 1996. Mr. Patricof has served as co-Chairman of Patricof & Co. Ventures, Inc., a venture capital firm with operations in eight countries and over $6 billion under management, since he founded it in 1969. Mr. Patricof serves on the boards of directors of Boston Properties, a real estate investment trust; NTL Corp., a communications company; and CORECOMM, Inc., a telecommunications company. In 1995, he served as Chairman of the White House Conference on Small Business Commission.

         FREDRIC G. REYNOLDS, Director. Mr. Reynolds has been a director of Registrant since July 1999. Mr. Reynolds has been Executive Vice President and Chief Financial Officer of CBS Corporation since December 1997. Earlier, Mr. Reynolds had served as Executive Vice President and Chief Financial Officer of Westinghouse Electric Corporation since February 1994 and, additionally, as Chief Financial Officer of CBS, Inc. since April 1996. Prior to joining Westinghouse in 1994, Mr. Reynolds spent 13 years at PepsiCo Inc. in various financial positions, including Senior Vice President and Chief Financial Officer for PepsiCo Foods International, PepsiCo's Frito-Lay unit, and Chief Financial Officer of several other units, including Kentucky Fried Chicken, Pepsi-Cola International and Pizza Hut. Mr. Reynolds holds a BBA from the University of Miami.

         CARLO A. VON SCHROETER, Director. Mr. von Schroeter has been a director of Registrant since March 1999. Mr. von Schroeter has been a General Partner of Weston Presidio Capital, a private equity and venture capital firm since its inception in 1992. Prior to joining Weston Presidio Capital, Mr. von Schroeter was a Vice President with Security Pacific Capital. Mr. von Schroeter also serves on the boards of directors of MapQuest.com, Inc., a leading online provider of mapping and destination information, and several private companies.

         OAKLEIGH THORNE, Director. Mr. Thorne has been a director of Registrant since March 1998. Mr. Thorne has served as the Chairman and Chief Executive Officer of TBG Information Investors, LLC, a private equity partnership, and as the Co-President of Blumenstein/Thorne Information Partners I, L.P., a private equity partnership since October 1996. From April 1995 to August 1996, Mr. Thorne was President and CEO, and from January 1991 to April 1995, the Executive Vice President, of Commerce Clearing House, Inc., a leading provider of tax and business law information, software and services. Mr. Thorne also serves as the Chairman of the Board of SCP Communications, Inc.

Section 16 (a) Beneficial Ownerhip Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Registrant's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Registrant. Officers, directors and greater than ten percent sotckholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

         To the Registrant's knowledge, based soely upon a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, and reliance by the Registrant upon such reports and representations, during the fiscal year ended December 31, 1999, all
Section 16(a) requirements applicable to its officers, directors and greater then ten percent beneficial owners were complied with, except as explained in the following paragraph.

         Messrs. Sheils, Boulding and Kalin inadvertently did not make timely reports on Form 4 with respect to options grasnted in December 1999 and Mr. Lundberg inadvertently did not make timely a report on Form 4 with respect to an option grant made in October 1999. As of the date of this Amendment No. 1 to Form 10-K, these Section 16(a) reporting delinquencies have been corrected and the Registrant is currently taking steps to assist its directos and oficers in meeting their Section(a) reporting responsibilities.

ITEM 11. EXECUTIVE COMPENSATION


DIRECTOR COMPENSATION

Registrant does not pay any cash fees to directors for attendance at meetings. Registrant does reimburse its directors for out-of-pocket expenses related to attending meetings of the board of directors. Also, non-employee directors are eligible to receive stock option grants under Registrant's stock option plan.


EXECUTIVE COMPENSATION

         The table below shows the annual compensation of the Chief Executive Officer and the next four most highly compensated executive officers of the Registrant for the 1999 fiscal year.


                           SUMMARY COMPENSATION TABLE

                                                             LONG-TERM
                                                         COMPENSATION AWARDS
                                                COMPEN-              SECURITIES
                                      ANNUAL    SATION  RESTRICTED   UNDERLYING
                                      SALARY     BONUS    STOCK     OPTIONS/SARS
  NAME AND PRINCIPAL POSITION  YEAR    ($)        ($)     AWARDS        (#)
--------------------------------------------------------------------------------
Paul T. Sheils................  1999   221,250    75,000     ---       325,000
President and Chief Executive   1998   175,750    85,000     ---
750,000 Officer
--------------------------------------------------------------------------------
Jeffrey L. Drezner, M.D. Ph.D.  1999   195,000    83,151     ---         ---
Executive Vice President        1998    25,500      ---       (1)        ---
--------------------------------------------------------------------------------
George D. Lundberg, M.D. .....  1999   166,667    50,000     ---       225,000
Editor in Chief                 1998     ---        ---      ---         ---
--------------------------------------------------------------------------------
Steven R. Kalin...............  1999   165,000    55,000     ---       155,000
Chief Operating Officer         1998    34,269    10,000     ---       195,000
and Chief Financial Officer
--------------------------------------------------------------------------------
Meg Walsh.....................  1999   135,702    45,000     ---       387,500
President - Consumer            1998     ---        ---      ---         ---
--------------------------------------------------------------------------------

(1) In connection with Dr. Drezner's employment agreement, he purchased 1,825,435 shares of restricted stock at a purchase price of $0.344 per share. The closing price of the Registrant's common stock on December 31, 1999 was $10.00 and the dollar value of the difference between that closing price and the purchase price of the shares is $17,626,400.36. For a description of the terms of the restricted stock award, including the vesting schedule, please refer to the description of Dr. Drezner's employment agreement below.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table shows grants of stock options to Registrant's Chief Executive Officer and to the key officers for the year ended December 31, 1999. Registrant has never granted any stock appreciation rights. The percentages in the table below are based on options to purchase an aggregate of 3,322,287 shares of common stock granted under Registrant's stock option plan in the year ended December 31, 1999 to our employees, consultants and directors. The exercise price per share of each option was equal to the fair market value of the common stock on the date of grant as determined by the board of directors. Potential realizable values are net of exercise price before taxes, and are based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


INDIVIDUAL GRANTS
                                                                                               POTENTIAL REALIZABLE
                                       NUMBER OF      PERCENT OF                                 VALUE AT ASSUMED
                                       SECURITIES       TOTAL                                    ANNUAL RATES OF
                                         UNDER-      OPTIONS/SARS    EXERCISE                STOCK PRICE APPRECIATION
                                         LYING        GRANTED TO        OF                       FOR OPTION TERM
                                      OPTION/SARS     EMPLOYEES     BASE PRICE  EXPIRATION
               NAME                   GRANTED (#)   IN FISCAL YEAR    ($/SH)       DATE        5% ($)       10% ($)
--------------------------------------------------------------------------------------------------------------------
Paul T. Sheils .....................   250,000           7.5%         1.000       2/24/09     $157,224    $  398,436
                                        75,000           2.3          9.750      12/16/09     $459,879    $1,165,424
--------------------------------------------------------------------------------------------------------------------
Jeffrey L. Drezner, M.D., Ph.D.          ---             ---           ---         ---          ---          ---

--------------------------------------------------------------------------------------------------------------------
George D. Lundberg, M.D.............   150,000           4.5          1.000       2/15/09     $ 94,334    $  239,061
                                        75,000           2.3          8.625      10/27/09     $406,816    $1,030,952
--------------------------------------------------------------------------------------------------------------------
Steven R. Kalin ....................    55,000           1.7          1.000       2/24/09     $ 34,589    $   87,656
                                        50,000           1.5         10.000        8/1/09     $314,447    $  796,871
                                        50,000           1.5          9.750      12/16/09     $306,586    $  776,949
--------------------------------------------------------------------------------------------------------------------
Meg Walsh ..........................   387,500          11.7          1.000        3/4/09     $243,697    $  617,575
                                       100,000           3.0          9.750      12/16/09     $613,172    $1,553,899
--------------------------------------------------------------------------------------------------------------------

FISCAL YEAR END OPTION VALUES

         The following table provides summary information concerning stock options held as of December 31, 1999 by the key officers. The value of unexercised in-the-money options at fiscal year-end is based on $10.00 per share, the fair market value of the common stock at December 31, 1999, less the exercise price per share.


                       AGGREGATED OPTION/SAR EXERCISES IN
                           LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

                                                                                                      VALUE OF
                                                                                                     UNEXERCISED
                                                                  NUMBER OF SECURITIES              IN-THE-MONEY
                                         SHARES                  UNDERLYINGUNEXERCISED              OPTIONS/SARS
                                       ACQUIRED ON   VALUE            OPTIONS/SARS                 AT FISCAL YEAR-
                                        EXERCISE    REALIZED      AT FISCAL YEAR-END (#)               END ($)
            NAME                           (#)        ($)      EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------
Paul T. Sheils.......................      ---        ---       458,333        541,667      $4,504,997     $5,116,003

------------------------------------------------------------------------------------------------------------------------
Jeffrey L. Drezner, M.D., Ph.D. .....      ---        ---         ---            ---            ---            ---

------------------------------------------------------------------------------------------------------------------------
George D. Lundberg, M.D..............      ---        ---         ---            ---            ---            ---

------------------------------------------------------------------------------------------------------------------------
Steven R. Kalin .....................      ---        ---        56,875        293,125        549,185       1,841,235

------------------------------------------------------------------------------------------------------------------------
Meg Walsh ...........................      ---        ---         ---            ---            ---            ---

------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS


         Agreement with Paul T. Sheils. Under a three-year employment agreement dated January 26, 1998, Paul T. Sheils became President and Chief Executive Officer of Registrant on February 16, 1998 at an initial base salary of $195,000. Mr. Sheils' base salary was increased to $225,000 effective February 16, 1999. The employment agreement included a $35,000 signing bonus, a 1998 performance bonus of up to $52,500 based on reaching performance targets, and 1999 and 2000 performance bonuses, the target amounts of which cannot be less than $35,000 per year and are based on meeting performance targets developed by Registrant's compensation committee.

         The employment agreement also granted Mr. Sheils incentive stock options to purchase 750,000 shares of Registrant's common stock at $0.172 per share. These incentive stock options are subject to the provisions of Registrant's stock option plan and an incentive stock option agreement between Mr. Sheils and Registrant. One-third of Mr. Sheils' incentive stock options vested on the first anniversary of his employment and the remaining incentive stock options will vest after that date in equal monthly installments until the third anniversary of Mr. Sheils' employment. Regardless of these vesting provisions, the incentive stock options are 100% exercisable on the date of a "corporate change," which is defined in the stock option plan.

         On February 16, 1999, Mr. Sheils was granted options to purchase an additional 250,000 shares of Registrant common stock at an exercise price of $1.00 per share and, on December 16, 1999, Mr. Sheils was granted options to purchase an additional 75,000 shares of Registrant common stock at $9.75 per share.

         If Mr. Sheils' employment is terminated for any reason other than his death, disability or serious misconduct, he may exercise any vested incentive stock options within 90 days of his termination. However, the incentive stock options are forfeited if Mr. Sheils is terminated for serious misconduct. Also, if Mr. Sheils' employment is terminated because of his death or disability, Mr. Sheils or his estate may exercise any vested incentive stock options within one year after termination.

         Under his employment agreement, Mr. Sheils agreed not to compete with Registrant and not to solicit its customers or employees for one year after the termination of his employment, with limited exceptions. However, if he is terminated without cause, the noncompetition and nonsolicitation restrictions are limited to six months and the noncompetition restrictions will apply only to his employment by certain healthcare-oriented web sites. Mr. Sheils is also entitled to six months' salary if he is terminated without cause, and may himself terminate the employment agreement for any reason upon 60 days' notice. In accordance with the terms of the employment agreement, Mr. Sheils was also elected as a director of Registrant.

         Agreement with Jeffrey L. Drezner, M.D., Ph.D. Under a five-year employment agreement, dated October 27, 1998, as amended on February 21, 2000, Jeffrey L. Drezner is a developer of sales leads and sales opportunities for Registrant. Dr. Drezner's initial base salary of $195,000, was adjustable upward upon the earlier to occur of December 31, 1999 or Registrant's initial public offering. The employment agreement also provides for annual cash bonuses that are paid if certain target performance goals are achieved or surpassed. Effective upon execution of the employment agreement and subject to the terms of a promissory note and a pledge agreement, Dr. Drezner purchased 730,174 restricted shares of Registrant's non-voting Class B Common Stock, par value $0.01 per share, at a purchase price of $0.86 per share. The number of shares held by Dr. Drezner increased to 1,825,435 following Registrant's 2.5-for-one stock split. The agreement provides for the vesting of Dr. Drezner's restricted shares on each of December 31, 1999, December 31, 2000 and December 31, 2001 provided certain performance goals are met. If the merger of Registrant with MedicaLogic, Inc. is consummated, all of the unvested restricted shares will become fully vested. Otherwise, all previously unvested restricted shares will vest on the seventh anniversary of Dr. Drezner's employment. Upon termination of Dr. Drezner's employment, Medscape has the right to repurchase all of the unvested restricted shares.

         If Dr. Drezner's employment is terminated by reason of his resignation, death or incapacity, or by Registrant for good cause, Dr. Drezner will be entitled to a payment equal to his base salary to the date of termination. If Dr. Drezner's employment is terminated by Registrant without good cause, he will be entitled to a severance payment equal to twelve months base salary and the continuation of health benefits until the first anniversary of termination, or if the merger with MedicaLogic, Inc. is consummated, until the six-month anniversary of termination.

         Under his employment agreement, Dr. Drezner agreed not to compete with Medscape for a period of one year after the termination of his employment and not to hire any Registrant employee for a period of six months after termination.


         Agreement with George D. Lundberg, M.D. Under a four-year employment agreement, dated February 15, 1999, George D. Lundberg became Registrant's Editor in Chief at an annual base salary of $200,000. The employment agreement also provides for an annual cash bonus of at least $25,000. Dr. Lundberg was also granted incentive stock options to purchase 150,000 shares of Registrant's common stock at $1.00 per share. These incentive stock options are subject to the provisions of Registrant's stock option plan. One-quarter of Dr. Lundberg's incentive stock options vested on the first anniversary of his employment and the remaining incentive stock options will vest after that date in equal monthly installments over the succeeding three years.

         On October 29, 1999, Dr. Lundberg was granted options to purchase 75,000 shares of common stock at an exercise price of $8.625 per share and on February 18, 2000, Dr. Lundberg was granted options to purchase an additional 100,000 shares of common stock at an exercise price of $10.94 per share.

         If Dr. Lundberg's employment is terminated for any reason other than his death, disability or serious misconduct, any incentive stock options that have not yet fully vested will vest upon termination. In addition, Dr. Lundberg will be entitled to a payment equal to his annual salary and annual bonus in effect at the time of termination. However, the incentive stock options are forfeited if Dr. Lundberg is terminated for serious misconduct. Also, if Dr. Lundberg's employment is terminated because of his death or disability, Dr. Lundberg or his estate may exercise any vested incentive stock options within 90 days after termination.

         Under his employment agreement, Dr. Lundberg agreed not to compete with Registrant and not to solicit Registrant's customers or employees for one year after the termination of his employment, with limited exceptions. Dr. Lundberg may terminate his employment with Registrant for any reason upon 60 days prior written notice.


         Agreement with Steven R. Kalin. Under an employment agreement dated September 30, 1998, Steven R. Kalin became Registrant's Executive Vice President, Finance & Corporate Development at a annual base salary of no less than $135,000. The employment agreement also provides for an annual performance cash bonus of $10,000 in 1998 subject to certain performance criteria and thereafter in accordance with the Registrant's standard Performance Bonus Plan for senior executives.

         Under his employment agreement, Mr. Kalin agreed not to compete with Registrant and not to solicit Registrant's customers or employees for one year after the termination of his employment, with limited exceptions. Mr. Kalin may terminate his employment with Registrant for any reason upon 60 days prior written notice. The Registrant may terminate the employment agreement in the event of Mr. Kalin's death, disability or serious misconduct.

         Meg Walsh. Meg Walsh terminated her employment effective as of February 14, 2000. At that time, Ms. Walsh had unvested options to purchase 387,500 shares of Medscape common stock. Under the terms of an agreement, 75,000 of these options were accelerated and became fully exercisable as of February 9, 2000. The remaining unvested options were cancelled.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Patricof, a member of Registrant's compensation committee in 1999, is Co-Chairman of Patricof & Co. Ventures, Inc., that manages APA Excelsior IV, L.P., Coutts & Co. Cayman Ltd. c/o APA Excelsior IV/Offshore L.P., Patricof Private Investment Club and APA Excelsior Fund. In Registrant's March 5, 1999 private placement of Series D Preferred Stock, APA Excelsior IV, L.P. purchased 71,365 shares, Coutts & Co. Cayman Ltd. c/o APA Excelsior IV/Offshore, L.P. purchased 12,595 shares and Patricof Private Placement Investment Club, L.P. purchased 1,365 shares, all at a purchase price of $11.72 per share.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth certain information with respect to the beneficial ownership of Common Stock as of February 29, 2000 by the Registrant's directors, certain executive officers and directors and executive officers as a group, and each person known by the Registrant to beneficially own more than 5% of the outstanding Common Stock. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and includes voting or investment power with respect to the securities.

         Unless indicated otherwise below, the address for each listed director and officer is Medscape, Inc., 134 West 29th Street, New York, New York 10001-5399. Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by that person that are exercisable within 60 days of February 29, 2000, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 44,778,271 shares of Medscape common stock outstanding as of February 29, 2000.


--------------------------------------------------------------------------------------------------------------
                                                                                                  PERCENT
                                                                      NUMBER OF SHARES OF       BENEFICIALLY
      NAME OF BENEFICIAL OWNER                                           COMMON STOCK              OWNED
--------------------------------------------------------------------------------------------------------------
CBS Corporation (1).................................................    14,538,368.0                32.5%
--------------------------------------------------------------------------------------------------------------
Entities associated with Patricof & Co. Ventures, Inc.(2)...........     3,506,062.5                 7.8
--------------------------------------------------------------------------------------------------------------
Jeffrey L. Drezner, M.D., Ph.D.(3)..................................     3,431,817.5                 7.7
--------------------------------------------------------------------------------------------------------------
Peter M. Frishauf (4)...............................................     1,796,367.5                 4.0
--------------------------------------------------------------------------------------------------------------
Paul T. Sheils (5)..................................................       541,667.0                 1.2
--------------------------------------------------------------------------------------------------------------
George Lundberg, M.D (6)............................................        37,500.0                  *
--------------------------------------------------------------------------------------------------------------
Steve Kalin (7).....................................................        89,167.0                  *
--------------------------------------------------------------------------------------------------------------
Marc Butlein (8)....................................................        35,000.0                  *
--------------------------------------------------------------------------------------------------------------
Esther Dyson (9)....................................................        72,262.5                  *
--------------------------------------------------------------------------------------------------------------
Alan J. Patricof (10)...............................................     3,628,978.5                 8.1
--------------------------------------------------------------------------------------------------------------
Carlo A. von Schroeter (11).........................................     1,781,485.0                 4.0
--------------------------------------------------------------------------------------------------------------
Oakleigh Thorne (12)................................................     1,778,252.5                 4.0
--------------------------------------------------------------------------------------------------------------
Andrew Heyward......................................................           --                     *
--------------------------------------------------------------------------------------------------------------
Fredric G. Reynolds.................................................           --                     *
--------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group (15) persons) (13)..    10,854,463.0                24.2%
--------------------------------------------------------------------------------------------------------------

* Less than one percent.

(1) The address for CBS Corporation is 51 W. 52nd Street, New York, New York 10019.

(2) Represents 665,825 shares held in record by APA Excelsior IV, L.P., 117,502.5 shares held of record by Coutts & Co. Cayman Ltd. c/o APA Excelsior IV/Offshore, L.P., 12,735 shares held of record by Patricof Private Investment Club, L.P., 2,632,000 shares held of record by APA Excelsior Fund and 78,000 shares held of record by Patricof & Co. Ventures, Inc. APA Excelsior IV Partners, L.P. is the general partner of Coutts & Co. Cayman Ltd., Patricof Private Investment Club, L.P. and APA Excelsior IV, L.P. APA Excelsior IV Partners, L.P., has one general partner, Patricof & Co. Managers, Inc. The sole shareholder of Patricof & Co. Managers, Inc. is Alan Patricof. Mr. Patricof is also the General Partner of APA Excelsior Fund and the Chairman of Patricof & Co. Ventures, Inc. Each of the above funds disclaims beneficial ownership of any of the shares owned by any other above fund. The address for Patricof & Co. Ventures, Inc. is c/o Alan J. Patricof, 445 Park Avenue, New York, NY 10021.

(3) Includes 1,825,435 shares of restricted stock issued pursuant to the terms of Dr. Drezner's employment agreement.

(4) Includes 8,125 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 29, 2000.

(5) Includes 541,667 shares of common stock issuable upon the exercise of options exercisable within 60 days of February 29, 2000.

(6) Includes 37,500 shares of common stock issuable upon exercise of options exercisable within 60 days of February 29, 2000.

(7) Includes 89,167 shares of common stock issuable upon exercise of options exercisable within 60 days of February 29, 2000.

(8) Includes 35,000 shares of common stock issuable upon exercise of options exercisable within 60 days of February 29, 2000.

(9) Includes 7,500 shares of common stock issuable upon exercise of options exercisable within 60 days of February 29, 2000.

(10) Represents 665,825 shares held in record by APA Excelsior IV, L.P., 117,502.5 shares held of record by Coutts & Co. Cayman Ltd. c/o APA Excelsior IV/Offshore, L.P., 12,735 shares held of record by Patricof Private Investment Club, L.P., 2,632,000 shares held of record by APA Excelsior Fund, 78,000 shares held of record by Patricof & Co. Ventures, Inc. and 15,000 shares held of record by Mr. Patricof's sons. Also includes 107,916 shares of common stock issuable upon exercise of options exercisable within 60 days of February 29, 2000. Mr. Patricof disclaims beneficial ownership to the shares held of record by his sons, and disclaims beneficial ownership of the shares held of record by the above entities except to the extent of his pecuniary interest. The address for all of the above is c/o Alan J. Patricof, 445 Park Avenue, New York, NY 10021.

(11) Includes 639,932.5 shares held of record by Weston Presidio Capital II, L.P., 1,015,980 shares held of record by Weston Presidio Capital III, L.P. and 50,572.5 shares held of record by WPC Entrepreneur Fund, L.P., for both of which Mr. von Schroeter is a general partner of the managing partner. Mr. von Schroeter disclaims beneficial ownership of the shares held of record by the above entities except to the extent of his pecuniary interest.

(12) Includes 30,000 shares of common stock issuable upon exercise of options exercisable within 60 days of February 29, 2000. Also includes 1,748,252.5 shares held of record by TBG Information Investors, LLC, for which Mr. Thorne serves as a manager, Chairman and CEO. Mr. Thorne disclaims beneficial ownership of the shares held of record by TBG Information Investors, LLC except to the extent of his pecuniary interest.

(13) Includes 729,583 shares issuable upon the exercise of options exercisable within 60 days of February 29, 2000.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS

    On March 5, 1999, Registrant sold 1,757,683 shares of Series D Preferred Stock at a purchase price of $11.72 per share, which was paid in cash. The purchasers of the Series D Preferred Stock included the following holders of more than 5% of the common stock, assuming the conversion of outstanding preferred shares:

- Media Technology Ventures, L.P. -- 75,568 shares.

- MTV Entrepreneurs Fund, L.P. -- 9,757 shares.

- CSK Venture Capital Co. Ltd. (CSK-1(A)) -- 28,442 shares.

- CSK Venture Capital Co., Ltd. (CSK-1(B)) -- 28,442 shares.

- CSK Venture Capital Co., Ltd. (CSK-2) -- 28,441 shares.

- Weston Presidio Capital II, L.P. -- 255,973 shares.

- Weston Presidio Capital III, L.P. -- 406,392 shares.

- WPC Entrepreneur Fund, L.P. -- 20,229 shares.

- Highland Capital Partners IV -- 655,290 shares.

- Highland Entrepreneurs Fund IV -- 27,304 shares.

- APA Excelsior IV, L.P. -- 71,365 shares.

- Patricof Private Investment Club, L.P. -- 1,365 shares.

- Coutts & Co. Cayman Ltd. c/o APA Excelsior IV/Offshore, L.P. -- 12,595 shares.

    Alan J. Patricof, the Chairman of Registrant's board, is a Co-Chairman at Patricof & Co. Ventures, Inc., that manages APA Excelsior IV, L.P., Coutts & Co. Cayman Ltd. c/o APA Excelsior IV/Offshore, L.P., Patricof Private Investment Club and APA Excelsior Fund. Carlo A. von Schroeter, a director of Registrant and designee of Weston Presidio Capital, is a General Partner at Weston Presidio Capital, that manages Weston Presidio Capital II, L.P., Weston Presidio Capital III, L.P. and WPC Entrepreneur Fund, L.P. Mr. von Schroeter was elected as a director as a condition to the investment by these entities.


TRANSACTIONS WITH CBS

    On September 27, 1999, Registrant entered into an agreement with CBS under which CBS agreed to purchase 600,000 shares in Registrant's initial public offering at $7.44 per share.


    On July 7, 1999, Registrant entered into a common stock purchase agreement and on August 3, 1999, in related transactions Registrant entered into an advertising and promotion agreement, a trademark and content agreement, a stockholders' agreement and a registration rights agreement with CBS Corporation.

    Stock Purchase Agreement. Under the stock purchase agreement, Registrant issued 7,397,208 shares of Class A Common Stock and 6,541,160 shares of Class B Common Stock to CBS for an aggregate purchase price of $139,383.68, which was paid in cash, and $156,860,616.32, to be paid through the provision by CBS of advertising services under the advertising and promotion agreement and a license to the "CBS" trademark and "Eye" design and selected health-related news content under the trademark and content agreement.

    Advertising and Promotion Agreement. Over the term of the advertising and promotion agreement, CBS will arrange for the placement of approximately $150 million worth of advertising and promotion in the United States for Registrant's consumer and professional Web sites and Registrant's other products and services. The possible media categories in which this advertising and promotion will be placed include:



    - CBS television network programming;

    - CBS owned and operated television and radio station programming;

    - CBS outdoor billboards;

    - CBS Internet sites; and

    - CBS cable.

All advertising and promotional materials are subject to CBS's advertising guidelines and preemption policies and CBS is not required to make any ad placements if the exigencies of time or contractual obligations prevent or restrict CBS from doing so.

    The term of the advertising and promotion agreement will expire on August 3, 2006. In addition, CBS may terminate the agreement and have no further obligation to Registrant under the agreement if:

    - Registrant issues to a CBS competitor a number of voting securities that result in the competitor owning or controlling 9% or more of Registrant's voting securities;

    - Registrant materially breaches a material term of the advertising and promotion agreement or any of the other agreements with CBS of the same date;

    - Registrant becomes insolvent or commences bankruptcy or similar proceedings, or

    - CBS.Healthwatch.com ceases to operate for specified periods of time.

    In addition, in the event of a breach by CBS of the advertising and promotion agreement, Registrant may terminate the agreement in which case CBS's obligation to provide advertising and promotion would continue unless CBS elects to pay Registrant, over the remaining term of the agreement, the cash equivalent of the difference between approximately $150 million and the value of advertising and promotion already provided, or unless CBS is required to pay such amount because it is unable to provide the advertising and promotion because the parties cannot agree on a media plan for a contract year which is consistent with prior media plans.

    Trademark and Content Agreement. Under the trademark and content agreement, CBS granted Registrant a non-exclusive license to use on Registrant's consumer Web site, CBS.Healthwatch.com, the "CBS" trademark and "Eye" design and selected health-related news content contained in CBS network television news programs. Under the agreement, CBS retains significant control over the use and presentation of the CBS health content and CBS trademarks. For example:

    - Registrant's use of the CBS health-related news content and trademarks must conform to CBS's guidelines; and

    - CBS may refuse to deliver, or require us to cease using, content that CBS determines conflicts with, or interferes with or is detrimental to CBS's interests, reputation or business or which might subject CBS to legal liability or regulatory action.

    During the term of the agreement, Registrant's consumer Web site will be the exclusive healthcare Internet site integrated into CBS News programming. This integration will be accomplished by CBS News, when appropriate and at its discretion, directing viewers of CBS News programs to CBS.Healthwatch.com for more information regarding health-related news stories and features. In addition, during the term of the agreement, with limited exceptions, CBS may not:

    - license the CBS trademarks in connection with the branding of any competitive Web site; or

    - make available any CBS health content on any competitive Web site.

    The term of the trademark and content agreement expires on August 3, 2006. In addition, CBS may terminate the agreement if:

    - Registrant issues to a CBS competitor a number of voting securities that result in the competitor owning or controlling 9% or more of Registrant's voting securities;

    - Registrant breaches a material term of the trademark and content agreement or any of the other agreements with CBS of the same date; or

    - Registrant become insolvent or subject to bankruptcy or similar proceedings.

    Stockholders' Agreement. The stockholders' agreement provides that CBS is entitled to designate up to three members to Registrant's board of directors as long as it holds at least 30% of our outstanding voting securities; two, as long as it holds at least 20% but less than 30% of Registrant's outstanding voting securities; or one, as long as it holds at least 12.5% but less than 20%, of Registrant's outstanding voting securities. If CBS's holdings of Registrant's outstanding voting securities fall below 12.5% but the reduction is not caused by the sale of any securities by CBS, CBS will continue to have the right to designate one individual to Registrant's board of directors. If the size of Registrant's board of directors is increased beyond ten members, the number of individuals that CBS is entitled to designate will be adjusted upward to reflect the percentage of Registrant's outstanding voting securities that it holds. Registrant agrees to use its best efforts to cause any shares of its stock for which its management or board of directors hold proxies or are otherwise entitled to vote, to be voted in favor of the CBS designees. As a condition to the closing of the transaction with CBS, substantially all holders of more than 5% of our common stock and Registrant's Chief Executive Officer, Executive Vice President and Executive Committee Chairman have entered into a joinder agreement to the CBS stockholders' agreement under which they agree to the above provisions relating to CBS's rights to designate members to Registrant's board of directors.

    In addition, if Registrant proposes to issue new voting securities, or securities convertible into or exchangeable for voting securities that would reduce CBS's percentage of ownership of our voting securities, CBS will have the right to purchase for cash a number of securities on the same terms in an amount necessary to maintain its percentage ownership of voting securities, not to exceed a percentage equal to the percentage of the outstanding voting securities held by CBS upon the consummation of this offering. If Registrant receives non-cash consideration for an issuance, the purchase price for CBS will be a per share price equal to the "fair market value" of the non-cash consideration.

    This purchase right will not apply to issuances by Registrant in any calendar year of:

    - up to an aggregate of 7.5% of our outstanding common stock pursuant to stock option plans approved by Registrant's board of directors, plus shares issued upon the exercise of outstanding option and warrants, conversion of or exchange for any outstanding convertible or exchangeable securities or the effectuation of a stock split or dividend payable in shares of common stock or other securities or rights convertible into our common stock;

    - up to an aggregate of 7.5% of Registrant's outstanding common stock in follow-on public offerings, the proceeds of which are to be used for general corporate purposes; and

    - up to 5% of Registrant's outstanding common stock per acquisition in connection with acquisitions approved by its board of directors, provided Registrant does not issue, in the aggregate, more than 10% of our outstanding common stock in connection with these acquisitions in any year.

    Furthermore, if Registrant consummates an acquisition by issuing more than 5% of its outstanding common stock and the price for Registrant's common stock is below a specified level, Registrant will be required to issue CBS a warrant to purchase the number of shares of its common stock necessary to maintain CBS's then current percentage ownership. The warrant will expire on the third anniversary of the acquisition.

    Registration Rights Agreement. Under the registration rights agreement, CBS has "piggyback" registration rights. If Registrant proposes to register any common stock under the Securities Act, CBS may require Registrant to include all or a portion of its securities in the registration. However, the managing underwriter, if any, of any common stock offering has rights to limit the number of CBS's securities proposed to be included in the registration.

    Registrant would bear all registration expenses incurred in connection with these registrations. CBS would pay all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of its securities.

    The registration rights of CBS under the registration rights agreement will terminate when CBS may sell all of its shares in a three-month period under Rule 144 promulgated under the Securities Act.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MEDSCAPE, INC.

Date: May 1, 2000              By: /s/ PAUL T. SHEILS
                                   -----------------------------------------
                               Name: Paul T. Sheils
                               Title: President and Chief Executive Officer
                                    (Principal Executive Officer)




16