Form 10-Q
period 2000-03-31
MEDSCAPE INC
filed 2000-05-12
CIK 1014845

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

                        COMMISSION FILE NUMBER 000-26883

                                 MEDSCAPE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
         DELAWARE                       7375                     13-3879679
(STATE OR OTHER JURISDICTION OF (PRIMARY STANDARD INDUSTRIAL (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)  CLASSIFICATION CODE NUMBER) IDENTIFICATION NO.)
                                 ---------------
                              134 WEST 29TH STREET
                          NEW YORK, NEW YORK 10001-5399
                                 (212) 760-3100
                                 ---------------
   (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF
                    REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                                 ---------------
                                 MEDSCAPE, INC.
                              134 WEST 29TH STREET
                          NEW YORK, NEW YORK 10001-5399
                                 (212) 760-3100
            (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
                    INCLUDING AREA CODE OF AGENT FOR SERVICE)
                                 ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 10, 2000, there were 45,885,444 shares of the Registrant's common stock outstanding.
================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets - March 31, 2000
         and December 31, 1999                                                 3

         Condensed Consolidated Statements of Operations - three               4
         months ended March 31, 2000 and 1999
         Condensed Consolidated Statements of Cash Flows - three
         months ended March 31, 2000 and 1999                                  5
         Notes to Condensed Consolidated Financial Statements                  6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            12

Item 6.  Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                    13

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                 MEDSCAPE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               MARCH 31,      DECEMBER 31,
                                                                                 2000             1999
                                                                              (UNAUDITED)       (AUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents.............................................      $    5,803       $    4,456
  Investment securities, available for sale.............................          22,711           36,363
  Accounts receivable...................................................           6,320            5,946
  Prepaid marketing.....................................................           9,868           12,000
  Prepaid expenses and other assets.....................................           4,671            3,256
                                                                              ----------       ----------
          Total current assets..........................................          49,373           62,021

Fixed assets - net......................................................           7,962            7,568
Intangible assets and goodwill - net....................................          12,068           12,590
Investment in Softwatch.................................................           3,156            3,156
                                                                              ----------       ----------

          Total assets..................................................      $   72,559       $   85,335
                                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued liabilities..............................      $   10,108       $    9,567
  Deferred revenue......................................................           1,016            1,580
                                                                              ----------       ----------
          Total current liabilities.....................................          11,124           11,147

Stockholders' Equity:
  Common  stock,  par  value  $.01;   100,000,000   shares   authorized,
     45,152,540 issued and 45,127,174 outstanding at March 31, 2000.....             453              447
  Additional paid-in-capital............................................         266,378          266,196
  Deferred stock compensation...........................................          (6,501)          (7,984)
  Treasury stock........................................................             (78)              (3)
  Contribution of services..............................................        (135,395)        (145,224)
  Warrants..............................................................           6,353            6,840
  Note receivable from stockholder......................................            (628)            (628)
  Accumulated other comprehensive loss..................................             (39)             (36)
  Accumulated deficit...................................................         (69,108)         (45,420)
                                                                              ----------       ----------
          Total stockholders' equity....................................          61,435           74,188

          Total liabilities and stockholders' equity....................      $   72,559       $   85,335
                                                                              ==========       ==========

            See notes to condensed consolidated financial statements.

                                 MEDSCAPE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              THREE MONTHS ENDED
                                                                          ---------------------------
                                                                          MARCH 31,         MARCH 31,
                                                                            2000              1999

Revenues.......................................................       $        6,009    $        1,644
                                                                      --------------    --------------
Operating expenses:
  Editorial, production, content and technology  (excludes
    stock-based compensation expense of $33 in the 2000
    period and $30 in the 1999 period, included below).........                5,555             1,268
  Sales and marketing  (excludes stock-based compensation
    expense of $498 in the 2000 period and $15 in the 1999
    period, included below)....................................               18,547             1,247
  General and administrative  (excludes stock-based
    compensation expense of $279 in the 2000 period and
    $253 in the 1999 period, included below)...................                2,167               562
  Merger costs  (excludes stock-based compensation
    expense of $186 in the 2000 period and $0 in the 1999
    period, included below)....................................                2,180                 0
  Stock-based compensation.....................................                  996               298
  Depreciation and amortization................................                  741                95
                                                                      --------------    --------------
          Total operating expenses.............................               30,186             3,470
                                                                      --------------    --------------
Loss from operations...........................................              (24,177)           (1,826)
  Interest income..............................................                  490                81
                                                                      --------------    --------------
Net loss.......................................................       $      (23,687)   $       (1,745)
                                                                      ==============    ==============

Basic and diluted net loss per share...........................       $        (0.53)   $        (0.25)
Weighted average number of shares of common stock
    Outstanding................................................           44,827,358         6,871,000

            See notes to condensed consolidated financial statements.

                                 MEDSCAPE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                           ---------------------------
                                                                           MARCH 31,         MARCH 31,
                                                                             2000              1999
OPERATING ACTIVITIES
  Net loss......................................................          $  (23,687)       $   (1,745)
  Adjustments to reconcile net loss to net cash used in
     Operating activities:
     Stock-based compensation expense...........................                 996               298
     Amortization of license fees...............................                 477                 0
     Non-cash advertising and promotion expense.................               9,989                 0
     Depreciation and amortization..............................                 741                95
  Changes in assets and liabilities:
     Increase in accounts receivable............................                (374)             (743)
     (Increase) decrease in prepaid marketing, expenses
        and other assets........................................                 557              (166)
     Increase (decrease) in accounts payable and
        accrued liabilities.....................................                 541              (170)
     Increase (decrease) in deferred revenue....................                (565)              998
                                                                        -------------     ------------
          Net cash used by operating activities.................             (11,325)           (1,433)
                                                                        -------------     -------------

INVESTING ACTIVITIES
     Purchases of fixed assets..................................              (1,090)              (79)
     Acquisition of intangible assets...........................                   0               (50)
     Unrealized loss on securities..............................                  (3)                0
     Purchase of investment securities..........................              (6,448)                0

     Proceeds from maturities and sales of
       investment securities....................................              20,100                 0
                                                                        -------------     -------------
          Net cash provided (used) by investing activities......              12,559              (129)
                                                                        ------------      -------------

 FINANCING ACTIVITIES
     Issuance of preferred stock, net proceeds..................                   0            19,415
     Issuance of preferred stock, professional fees to be paid..                   0             1,185
     Proceeds from exercise of stock options....................                 113                 0
                                                                        ------------      ------------
          Net cash provided by financing activities.............                 113            20,600
                                                                        ------------      ------------

Increase in cash and cash equivalents...........................               1,347            19,038
Cash and cash equivalents, beginning of period..................               4,456             1,595
                                                                        ------------      ------------

Cash and cash equivalents, end of period........................             $ 5,803          $ 20,633
                                                                             =======          ========

            See notes to condensed consolidated financial statements.

                                 MEDSCAPE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

1. ORGANIZATION AND NATURE OF BUSINESS

Medscape, Inc. ("Medscape") was formed and incorporated under the laws of the State of New York in March 1996, and commenced operations in April 1996. Medscape was reincorporated in Delaware in December 1998. Medscape operates Medscape.com, a Web site that supplies online clinical information, interactive services and goods to healthcare professionals, and CBS.Healthwatch.com, a Web site that offers health care information and tools and related goods and services to consumers. The Medscape Web sites are valuable resources that enable users to make better informed healthcare decisions by providing comprehensive, authoritative and timely medical information, including original proprietary articles written by renowned medical experts. Medscape sells advertising and sponsorship, market research and other services to pharmaceutical, medical device and other healthcare companies. Medscape also sells products, such as medical books, to physicians, allied healthcare professionals and consumers.

On February 21, 2000, Medscape entered into an Agreement of Reorganization and Merger (the "Merger Agreement") with MedicaLogic, Inc., an Oregon corporation ("MedicaLogic"), providing for the merger of a newly-formed subsidiary of MedicaLogic with and into Medscape, with Medscape as the surviving corporation and, thus, becoming a wholly-owned subsidiary of MedicaLogic (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of common stock of Medscape will be converted into the right to receive .323 shares of common stock of MedicaLogic (the "Conversion Rate"), and each Medscape option and warrant will be assumed by MedicaLogic at the Conversion Rate. Consummation of the Merger is subject to certain conditions, including (i) approval of the Merger by the stockholders of Medscape, and (ii) approval by the stockholders of MedicaLogic of the issuance of MedicaLogic common stock in the Merger. In connection with the Merger, certain stockholders of Medscape have entered into voting agreements, dated as of February 21, 2000, under which those stockholders agree to vote in favor of adopting the Merger Agreement.

In February 2000, Medscape signed a plan of merger and reorganization to acquire all of the outstanding shares of Dialog Medical, Inc., a Delaware corporation, in exchange for 275,000 shares of Medscape common stock. Dialog Medical provides integrated patient education and informed consent materials for physicians and consumers. Medscape expects to complete the acquisition in the second quarter of 2000.

2. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Medscape. Such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and with instructions to form 10-Q. Accordingly, they do not include all of the information and footnotes as required by GAAP for annual financial statements. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to these rules and regulations; however, in the opinion of Medscape's management, the condensed consolidated financial statements include all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial information for the three months ended March 31, 2000.

Basic loss per common share was computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per common share has not been presented since the impact for options and warrants would have been anti-dilutive.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. STOCKHOLDERS' EQUITY

In connection with the proposed transaction with MedicaLogic, Inc. (see Note 1), Medscape issued warrants to purchase 100,000 shares of its common stock at $9.3125 per share to its financial advisor.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion of our financial condition and operations should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this report. This report contains forward-looking statements based on our current expectations, assumptions, estimates and projections about Medscape and our industry. We generally identify forward-looking statements in this report using words like "believe," "intend," "expect," "may," "will," "should," "plan," "project," "contemplate," "anticipate" or similar statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. These statements are based on our beliefs as well as assumptions we made using information currently available to us. Because these statements reflect our current views concerning future events, these forward-looking statements involve risks and uncertainties.
Factors that could cause or contribute to such differences include those discussed below, as well as those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and Amendment No. 1 thereto, and the Registration Statement on Form S-4 filed by MedicaLogic, Inc. on March 4, 2000 and Amendment No. 1 thereto. Medscape's actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. Medscape undertakes no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

OVERVIEW

We operate Medscape.com, a healthcare Web site for physicians and allied healthcare professionals, such as pharmacists and nurses. To enhance and personalize the consumer experience, we launched a separate consumer site, CBS.Medscape.com, in the third quarter of 1999. On November 1, 1999, CBS.Medscape.com was relaunched as CBS.Healthwatch.com. In the fourth quarter of 1999 and the first quarter of 2000, we developed and launched several additional co-branded consumer sites under an agreement with America Online, Inc.

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

On February 21, 2000, Medscape entered into an Agreement of Reorganization and Merger (the "Merger Agreement") with MedicaLogic, Inc., an Oregon corporation ("MedicaLogic"), providing for the merger of a newly-formed subsidiary of MedicaLogic with and into Medscape, with Medscape as the surviving corporation and, thus, becoming a wholly-owned subsidiary of MedicaLogic (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of common stock of Medscape will be converted into the right to receive .323 shares of common stock of MedicaLogic (the "Conversion Rate"), and each Medscape option and warrant will be assumed by MedicaLogic at the Conversion Rate. Consummation of the Merger is subject to certain conditions, including (i) approval of the Merger by the stockholders of Medscape, and (ii) approval by the stockholders of MedicaLogic of the issuance of MedicaLogic common stock in the Merger. In connection with the Merger, certain stockholders of Medscape have entered into voting agreements, dated as of February 21, 2000, under which those stockholders agree to vote in favor of adopting the Merger Agreement.

RESULTS OF OPERATIONS

REVENUE AND EXPENSE COMPONENTS

The following descriptions of the components of revenues and expenses apply to the Comparison of Results of Operations:

     REVENUES. Revenues consist of sales of advertising banners, sponsorships for developing content for modules and medical conferences, commission revenues or placement fees from product sales such as medical books, and market research services to pharmaceutical and other healthcare companies.

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

     MERGER COSTS. Merger costs consist of merger transaction costs such as fees for investment bankers, attorneys, accountants, and other costs to effectuate the merger.

     STOCK-BASED COMPENSATION. In connection with the issuance of stock options during the second half of fiscal 1998 and the first half of fiscal 1999, our management determined that the valuation of such issuances should be revised. As a result, an amount equal to the excess of the fair market value of our common stock over the option exercise prices is being amortized over four years, the vesting period of the options. The amortization commenced in the fiscal 1998 fourth quarter. Additionally, stock-based compensation includes the amortization of the fair value of the warrants issued to AOL and the amortization of the warrants issued to our financial advisor in connection with the proposed merger with MedicaLogic, Inc.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES. Revenues increased 266% to $6.0 million for the three months ended March 31, 2000 from $1.6 million for the comparable period in 1999. The increase in revenues was due primarily to increased advertising and sponsorship sales.

     EDITORIAL, PRODUCTION, CONTENT AND TECHNOLOGY. Product development and content expenses increased 338% to $5.6 million for the three months ended March 31, 2000 from $1.3 million for the comparable period in 1999. The increase in costs was primarily due to increased variable costs related to the development of sponsored content and costs associated with expanding and enhancing editorial content, an increase in the number of employees in our Editorial and Information Technology groups and the associated recruitment costs, and costs incurred in upgrading the functionality of our Web site and our internal networks.

     SALES AND MARKETING. Sales and marketing expenses increased 1,387% to $18.5 million for the three months ended March 31, 2000 from $1.2 million for the comparable period in 1999. The increase in costs was primarily due to the continued development and implementation of our marketing and branding campaigns with CBS, AOL, NDC and others along with the addition of sales and marketing personnel. Approximately $10.0 million of the March 31, 2000 period expense is non-cash in nature and results from the use of services granted in exchange for Medscape equity in our relationship with CBS.

     GENERAL AND ADMINISTRATION. General and administration expenses increased 286% to $2.2 million for the three months ended March 31, 2000 from $0.6 million for the comparable period in 1999. The increase in costs was primarily a result of expenses related to increased personnel and other employee compensation expenses, professional service fees, and facility expenses necessary to support our growth.

     MERGER COSTS. In connection with the contemplated merger with MedicaLogic, Inc., we have incurred $2.4 million in merger costs in the first quarter of 2000. Of this total, $2.2 million is recorded in the Merger Cost category with the balance in Stock-Based Compensation in relation to the warrants issued to our financial advisor.

     STOCK-BASED COMPENSATION. Stock-based compensation expense increased 234% to $1.0 million for the three months ended March 31, 2000 from $0.3 million for the comparable period in 1999. The increase in costs was primarily attributable to amortization of the AOL warrants and amortization of the warrant issued to our financial advisor.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 680% to $0.7 million for the three months ended March 31, 2000 from $0.1 million for the comparable period in 1999. The increase in costs was attributable to increased purchases of fixed assets and amortization of office leasehold improvements.

     INTEREST EXPENSE/INCOME. Net interest income for the three months ended March 31, 2000 was $0.5 million compared to $0.1 million for the same period in 1999. The higher interest income was due to a higher average of net cash and cash equivalents balance as a result of our financing activities in 1999.


LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have largely financed our operations through the placement of equity securities in the public and private market and, to a lesser extent, from revenues generated from advertising and sponsorship sales and loans received from a related party.

Net cash used in operating activities was $11.3 million for the three months ended March 31, 2000, compared to $1.4 million for the same three-month period in 1999. Cash used in operating activities for all periods was attributable to funding net operating losses.

Net cash provided by investing activities was $12.6 million for the three months ended March 31, 2000 compared to $(0.1) million for the same three month period in 1999. Cash provided by investing activities reflected maturities and sales of short-term investment securities. Cash used by investing activities for the three months ended March 31, 2000 related primarily to the reinvestment of matured short-term investment securities in our portfolio. The other primary use of funds includes investments in our technology infrastructure.

Cash provided by financing activities was $0.1 million for the three months ended March 31, 2000 compared to $20.6 million for the same three-month period in 1999. Cash provided by financing activities for the three-months ended March 31, 2000 reflects proceeds from the exercise of stock options and the purchase of treasury shares. Cash provided by financing activities for the three months ended March 31, 1999 reflects the proceeds from the sale of Series D preferred stock.

As of March 31, 2000, the primary source of our liquidity was $28.5 million of cash and cash equivalents and investment securities. As of this date, we have no bank credit facilities.

We expect to continue to incur significant operating costs, particularly content creation costs and sales and marketing costs to grow our business and pursue our branding and marketing campaign. We launched CBS.Medscape.com (subsequently relaunched as CBS.Healthwatch.com), our separate consumer site, in the third quarter of 1999, and we launched our AOL co-branded consumer sites in the fourth quarter of 1999 and first quarter of 2000. CBS.Healthwatch.com and the AOL co-branded sites will provide consumer-oriented information organized by health topic and offer community features and interactive healthcare information programs. A large portion of our promotional expenditures for our consumer sites will be funded through the approximately $150 million in advertising and promotion to be provided by CBS over the 7 year term of the agreement and the $33 million contract with AOL of which $3 million was paid at contract closing in September 1999, $10 million was paid in October 1999, and an additional $20 million will be paid over the next two years.


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

In preparation for the year 2000, we conducted a comprehensive review of both information technology and non-information systems to ensure that they were Year 2000 compliant. Significant information technology systems include its production system, composed of the servers, networks and software that comprise the underlying technical infrastructure that runs our business, and various internal office systems. Our significant non-information technology systems include the telephone systems, air conditioning and security systems. Because we are a relatively new business, the majority of our own hardware and software has been acquired or developed within the last two years, during which time there was a high awareness of Year 2000 issues.

To date, we have not experienced any material difficulties associated with the Year 2000 that would have a negative effect on our ability to conduct business. To our knowledge, no third party upon which we depend has experienced a material Year 2000 problem. However, it is still possible that errors or defects may remain undetected or that dates other than January 1 may trigger Year 2000 problems. If this occurs with respect to our software systems, or those of third parties upon which we rely, our business, reputation, financial condition and results of operations could be adversely impacted.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE SENSITIVITY. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk.

Accordingly, we do not enter into financial instrument transactions for trading purposes. Some of our investments may be subject to market risk which means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we invest our cash in money market funds. In general, money market funds are not subject to market risk as the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2000, all of our investments mature in less than one year.

EXCHANGE RATE SENSITIVITY. We consider our exposure to foreign currency exchange rate fluctuations to be minimal as we currently do not derive any revenue denominated in a foreign currency and have minimal expenses paid in a foreign currency.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The effective date of our registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-77665) relating to our initial public offering of 7,650,000 shares of common stock, was September 27, 1999. Net proceeds from the offering were $54.4 million which reflects $3.9 million for the underwriting discount and $2.6 million of offering costs applied to gross proceeds of $60.9 million. These funds have been the principal source of liquidity for us during the quarter ended March 31, 2000 and were used to fund operating losses and to make capital expenditures as described in the financial statements included with this report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     On March 2, 2000, Medscape, Inc. filed a current report on Form 8-K, reporting that on February 21, 2000, it had entered into an agreement pursuant to Item 5 of that report of reorganization and merger with MedicaLogic, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Medscape, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MEDSCAPE, INC.

Date: May 12, 2000                By: /S/ PAUL T. SHEILS
                                      ---------------------------------------
                                  Name: Paul T. Sheils
                                  Title: President  and Chief Executive  Officer
                                        (Principal Executive Officer)


Date: May 12, 2000                By: /S/ STEVEN R. KALIN
                                      ---------------------------------------
                                  Name: Steven R. Kalin
                                  Title:  Chief  Operating   Officer  and  Chief
                                        Financial Officer  (Principal  Financial
                                        and Accounting Officer)